Form 10-Q
period 2000-06-30
MAINSPRING INC
filed 2000-08-21
CIK 1017174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD JUNE 30, 2000 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-31119

 Mainspring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3314689
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization	Identification No.)

ONE MAIN STREET, CAMBRIDGE, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

617-588-2300
(Registrant’s Telephone Number, Including Area Code)

          Indicated by check mark whether the registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such file requirements for the past 90 days.     Yes  ☐             No  ☒ .

          The registrant has been subject to such filing requirements since July 26, 2000, less than 90 days.

          As of August 1, 2000 there were 18,803,874 shares of Common Stock, $.01 par value, outstanding.

MAINSPRING, INC.

Form 10-Q
Table of Contents

JUNE 30, 2000

PART I.    FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

MAINSPRING, INC.

CONSOLIDATED BALANCE SHEET

		December 31, 1999
	June 30, 2000
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,975,562	$ 5,859,379
Short-term investments	11,922,631	27,747,396
Accounts receivable, net	3,322,151	1,238,528
Unbilled revenue on contracts	253,425	169,205
Prepaid expenses and other current assets	926,229	517,233

Total current assets	31,399,998	35,531,741

Property and equipment, net	3,914,385	825,823
Notes receivable from officer	325,000	100,000
Restricted cash	825,000	—
Other assets	569,693	71,627

Total assets	$37,034,076	$36,529,191

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 47,288	$ 132,149
Accounts payable	2,265,565	1,318,628
Accrued expenses	8,271,464	4,962,128
Deferred revenue	6,228,603	1,713,426

Total current liabilities	16,812,920	8,126,331
Long-term debt	—	7,881

Total liabilities	16,812,920	8,134,212

Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value	66,357,549	58,508,671

Stockholders’ deficit:
          Common stock, $0.01 par value; Authorized: 25,000,000
          shares; Issued: 2,365,209, and 1,895,970
          shares at June 30, 2000 (unaudited)
          and December 31, 1999, respectively; Outstanding:
2,361,209, and 1,891,970 at June 30, 2000 (unaudited)
and December 31, 1999, respectively	23,651	18,960
Additional paid in capital	—	2,747,777
Deferred compensation	(8,862,973)	(7,516,519)
Treasury stock, at cost	(2,480)	(2,480)
Accumulated deficit	(37,294,591)	(25,361,430)

Total stockholders’ deficit	(46,136,393)	(30,113,692)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$37,034,076	$ 36,529,191

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue:
Consulting	$8,604,859	$1,357,500	$13,299,382	$1,989,750
Subscriptions	498,949	159,753	814,416	276,983

Total revenue	9,103,808	1,517,253	14,113,798	2,266,733

Cost of revenue
Consulting (exclusive of: $466,983 and $5,374 of
    stock based compensation for the three     months  ended June 30, 2000 and     1999, and $1,245,187 and $5,570 for     the six months ended June 30, 2000     and 1999, respectively)
	4,513,995	641,551	7,316,387	1,014,585
Subscriptions (exclusive of: $24,092 and $116,920
     of stock based compensation for the      three months ended June 30, 2000      and 1999, and $49,636 and $117,641      for the six months ended June 30,      2000 and 1999, respectively)
	875,022	383,123	1,449,735	637,140

Total cost of revenue	5,389,017	1,024,674	8,766,122	1,651,725

Gross margin	3,714,791	492,579	5,347,676	615,008

Operating expenses:
Research and development (exclusive of:
    $7,109 and $831 of stock based     compensation for the three months     ended June 30, 2000 and 1999, and     $16,494 and $837 for the six months     ended June 30, 2000 and 1999,     respectively)
	--	80,736	263,250	104,007
Selling, general and administrative (exclusive of:
    $108,791 and $11,181 of stock based     compensation for the three months     ended June 30, 2000 and 1999,     and $442,179 and $37,690 for the     six months ended June 30, 2000     and 1999, respectively)
	9,034,704	1,715,684	16,051,650	3,199,874
Stock-based compensation–employees and consultants	606,975	134,306	1,753,496	161,738

Total operating expenses	9,641,679	1,930,726	18,068,396	3,465,619

Loss from operations	(5,926,888)	(1,438,147)	(12,720,720)	(2,850,611)
Interest income, net	408,332	65,065	793,272	112,407

Net loss	(5,518,556)	(1,373,082)	(11,927,448)	(2,738,204)
Accretion of preferred stock to redemption value	(3,522,036)	(741,562)	(6,748,875)	(741,562)

Net loss attributable to common stockholders	$(9,040,592)	$(2,114,644)	$(18,676,323)	$(3,479,766)

Basic and diluted net loss per share	$ (3.87)	$ (1.45)	$ (8.26)	$ (2.43)
Shares used in computing basic and diluted net loss per share	2,334,660	1,462,046	2,261,483	1,429,099

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2000	1999
Increase (Decrease) in Cash and Cash Equivalents Cash flows from operating activities:
Net loss	$(11,927,448)	$(2,738,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,526	160,221
Services received in exchange for preferred stock warrants	263,285	—
Stock-based compensation expense	1,753,496	161,738
Changes in operating assets and liabilities:
Accounts receivable	(2,083,623)	(513,567)
Unbilled revenue on contracts	(84,220)	(126,750)
Prepaid expenses and other assets	(907,062)	(111,911)
Accounts payable	946,937	57,764
Accrued expenses	4,146,053	115,754
Deferred revenue	4,515,177	52,850

Net cash used in operating activities	(2,964,879)	(2,942,105)

Cash flows from investing activities:
Increase in restricted cash	(825,000)	—
Purchases of property and equipmen t	(3,501,088)	(170,472)
Purchases of short-term investment s	—	(5,981,432)
Proceeds from sale of short-term investments	15,824,765	2,483,365

Net cash provided by (used in) investing activities	11,498,677	(3,668,539)

Cash flows from financing activities:
Repayments of long-term debt	(92,742)	(138,199)
Issuance of notes receivable from officer	(225,000)	—
Proceeds from issuance of redeemable convertible preferred stock	—	4,964,508
Proceeds from exercise of stock options	900,127	31,220

Net cash provided by financing activities	582,385	4,857,529

Net increase (decrease) in cash and cash equivalents	9,116,183	(1,753,115)
Cash and cash equivalents at beginning of period	5,859,379	2,725,447

Cash and cash equivalents at end of period	$14,975,562	$ 972,332

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by Mainspring, Inc. (“ Mainspring” or “the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company’s Form S-1, declared effective by the SEC on July 26, 2000 (File No. 333-30168). The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.    Net Loss per Share

          Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, exercise of stock options and warrants and the lapsing of restrictions on common stock subject to repurchase are antidilutive for all periods presented.

3.    Subsequent Event

          On August 1, 2000, Mainspring closed its initial public offering of 4,000,000 shares of its common stock at an offering price of $12.00 per share. Net proceeds to Mainspring were approximately $43,500,000 after deducting underwriting discounts and commissions of $3,360,000 and estimated offering expenses of $1,140,000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates. Simultaneously with the closing of the initial public offering, all of our outstanding convertible redeemable preferred stock, par value $0.01 per share, automatically converted into an aggregate of approximately 12.4 million shares of common stock.

          In connection with its initial public offering, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 250,000,000 and to provide for a total of 25,000,000 shares of undesignated preferred stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of Mainspring, Inc. (" Mainspring" or "the Company") should be read in conjunction with Mainspring’s unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report and with the Company’s Registration Statement on Form S-1. Except for the historical information contained herein, the discussion in this report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Exchange Act of 1934. These statements involve risks, uncertainties and assumptions as to such matters as Mainspring’s plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Mainspring’s actual results, levels of activity, performance and achievements could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed in “Risks Related To Our Business,” as well as those discussed elsewhere herein. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

          Mainspring is an eStrategy consulting firm that focuses exclusively on developing Internet strategies primarily for Fortune 1000 companies. We provide three integrated service offerings, eStrategy Consulting, eStrategy Direct and eStrategy Executive Council. In 1998, we began providing strategy consulting services, hiring business development professionals and administrative personnel, and building an operational infrastructure. Our number of full-time employees grew from 33 at December 31, 1997 to 258 at June 30, 2000.

          Each of our offerings is priced on a stand-alone basis. Our eStrategy Consulting services are priced on a fixed-time, fixed-fee basis. Revenue for our eStrategy Consulting services is recognized on a percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. We generally base our initial pricing for an engagement on the size, duration and complexity of the initial project. Given our relationships with our clients, a typical engagement will extend beyond the initial project to include additional follow-on projects and each will be priced separately. Because of the short-term nature of our projects and our ability to price discrete follow-on projects subsequent to our initial project, we believe our risks under fixed-fee contracts are limited. Provisions for estimated losses on uncompleted projects are recognized in the period in which losses become probable and can be reasonably estimated. Revenue from eStrategy Consulting services excludes reimbursable expenses charged to clients. For our eStrategy Consulting service, we generally bill a portion of our fees upon the signing of an agreement and the remainder upon completion of the engagement.

           Our eStrategy Direct and eStrategy Executive Council services are both subscription-based offerings. Revenue for our eStrategy Direct and eStrategy Executive Council services is recognized ratably over the term of the contract, generally 12 months. For our eStrategy Direct and eStrategy Executive Council service offerings, we generally bill our clients in full upon the signing of an agreement with us.

           Our revenue and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

          To date, our revenue has been derived primarily from providing our eStrategy Consulting services. For the three and six months ended June 30, 2000, 95% and 94%, respectively, of our revenue was derived from eStrategy Consulting, and 5% and 6%, respectively, was derived from our combined eStrategy Direct and eStrategy Executive Council offerings. We expect that eStrategy Consulting will continue to account for a major portion of our total revenue in the foreseeable future. Our revenue from eStrategy Consulting will be driven primarily by the number and scope of our eStrategy Consulting engagements and by the number of our strategy consultants. We also expect that our revenue from eStrategy Direct and eStrategy Executive Council will increase over time and will be driven primarily by the number of subscriptions to these services that we sell.

          For the three months ended June 30, 2000, five clients accounted for approximately 33% of our total revenue, with no one client accounting for more than 10% of revenue. For the six months ended June 30, 2000 five clients accounted for approximately 39% of our total revenue, with one client accounting for approximately 15% of revenue. Our revenue from any single client will vary from period to period, however, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations. For the six months ended June 30, 2000, substantially all of our revenue was generated within North America and was denominated in U.S. dollars.

          Consulting cost of revenue consists primarily of compensation and benefits of our employees engaged in the delivery of eStrategy Consulting. Subscriptions cost of revenue consists primarily of compensation and benefits of our employees engaged in the delivery of our eStrategy Direct and eStrategy Executive Council services. Our consulting margins will vary in the future. These margins are affected by trends in utilization, defined as the percentage of professional services employees’ time that is billed to clients, and by our ability to accurately estimate costs associated with our fixed price offerings. Any significant decline in fees billed to clients, the loss of a significant client, inaccurate estimates of consulting engagement costs or acceleration of hiring in advance of new business, would materially adversely affect our consulting margins. The costs associated with our eStrategy Direct and eStrategy Executive Council do not vary significantly as the number of clients using these services increases. Accordingly, the margins associated with these services would be adversely affected if we sell these offerings to fewer clients.

          Research and development expenses primarily relate to the development of new service offerings, enhancement of our online services and continued expansion of our intellectual capital. These expenses consist of compensation and related personnel cost, allocations of facilities and depreciation costs and third party consulting. We expect these costs to vary in the future depending on the nature and extent of our activities related to developing new services and web site features, and the scope of our collaboration agreements with partners associated with these activities.

           Selling, general and administrative expenses consist of salaries, commissions and related expenses for personnel in sales, marketing and administrative functions, professional services fees, occupancy and facilities costs, and other general corporate expenses. We expect selling, general and administrative expenses to increase as we expand our direct sales force, increase investments in our knowledge management and information technology infrastructure, open new offices, increase our recruiting and training efforts and incur additional costs related to the growth of our business and operation as a public company.

          Stock-based compensation consists of expenses arising from option grants. We have recorded aggregate deferred compensation totaling $12.0 million in connection with certain stock option grants through June 30, 2000. We will recognize stock-based compensation expenses through February 28, 2005, which is the end of the vesting period for the related options. Stock-based compensation represents the difference between the exercise price of options to purchase common stock granted to our employees and the fair value of these shares as of the date of grant, as subsequently determined for financial reporting purposes. These expenses also include the fair value of options granted to non-employees as of the date of grant, as subsequently determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123.

          From inception through June 30, 2000, we incurred net losses for federal and state tax purposes. We have not recognized any tax provision or benefit. As of December 31, 1999, we had approximately $21.0 million of federal and state net operating loss carryforwards to offset future taxable income, which expire in varying amounts beginning in 2001. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we believe it is more likely than not, as defined by generally accepted accounting principles, that the net deferred tax asset will not be realized. Accordingly, a 100% valuation allowance has been recorded.

Results of Operations

             The following table sets forth the percentage of revenue of certain items included in our consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue:
Consulting	95%	89%	94%	88%
Subscriptions	5	11	6	12

Total revenue	100	100	100	100

Cost of revenue
Consulting	49	42	52	45
Subscriptions	10	25	10	28

Total cost of revenue	59	67	62	73

Gross margin	41	33	38	27

Operating expenses:
Research and development	--	5	2	5
Selling, general and administrative expenses	99	113	114	141
Stock-based compensation-employees
and consultants	7	9	12	7

Total operating expenses	106	127	128	153

Loss from operations	(65)	(94)	(90)	(126)
Interest income, net	4	4	5	5

Net loss	(61%)	(90%)	(85%)	(121%)

       Revenue

       Revenue from consulting services for the three months ended June 30, 2000 increased $7.2 million, or 534%, over revenue for the comparable period in 1999. For the six months ended June 30, 2000, revenue from consulting services increased $11.3 million, or 568%, over revenue for the comparable period in 1999. These increases were the result of growing demand for eStrategy consulting services and increases in the size and number of our client engagements and in the number of our billable consultants. Revenue from subscriptions for the three months ended June 30, 2000 increased $339,000, or 212%, over revenue for the comparable period in 1999. For the six months ended June 30, 2000, revenue from subscriptions increased $537,000, or 194%, over revenue for the comparable period in 1999. These increases were due to increases in the number of clients subscribing to the eStrategy Direct service as well as to the eStrategy Executive Council, our second subscription-based offering, that was not launched until the second quarter of 1999.

       Cost of Revenue

       Cost of revenue for consulting services for the three months ended June 30, 2000 increased $3.9 million, or 604%, over cost of revenue for consulting services for the comparable period in 1999. For the six months ended June 30, 2000, cost of revenue from consulting services increased $6.3 million, or 621%, over cost of revenue for consulting services for the comparable period in 1999. These increases were due to our increased rate of hiring as well as higher strategy consultant compensation and benefits. Cost of revenue for subscriptions for the three months ended June 30, 2000 increased $492,000, or 128%, over cost of revenue for subscriptions for the comparable period in 1999. For the six months ended June 30, 2000, cost of revenue from subscriptions increased $813,000, or 128%, over cost of revenue for subscriptions for the comparable period in 1999. These increases were due to the hiring of additional professionals to support the eStrategy Direct and eStrategy Executive Council subscription services. Total cost of revenue for subscriptions has exceeded subscription revenue since 1997. We expect this trend to continue for the near term.

          Operating Expenses

          Research and development. Research and development expenses for the three months ended June 30, 2000 decreased $81,000 from research and development expenses for the comparable period in 1999. For the six months ended June 30, 2000, research and development expenses increased $159,000 from research and development expenses for the comparable period in 1999. The decrease in the three month period and the increase in the six month period was primarily due to the timing of costs associated with our strategic alliance with Bain & Company, established in September 1999. This strategic relationship required Bain & Company to perform research and development work for Mainspring that focused on challenges posed by the Internet economy to companies within specific vertical markets, including apparel, consumer electronics and grocery retailing. This work was completed during the first quarter of 2000 and no additional work has been performed thereafter.

          Selling, general and administrative.   Selling, general and administrative expenses for the three months ended June 30, 2000 increased $7.3 million over selling, general and administrative expenses for the comparable period in 1999. This increase consists of a $4.0 million increase in compensation and related personnel costs, a $1.0 million increase in recruiting costs, a $1.2 million increase for marketing campaigns, branding and professional fees. The remainder of the increase was attributable to the following: $432,000 to facilities, $322,000 to travel, $189,000 to depreciation and $157,000 to other miscellaneous expense. For the six months ended June 30, 2000, selling, general and administrative expenses increased $12.9 million over selling, general and administrative expenses for the comparable period in 1999. This increase consists of a $7.0 million increase in compensation and related personnel costs, $1.9 million increase in recruiting costs, a $1.8 million increase for marketing campaigns, branding and professional fees. The remainder of the increase was attributable to the following: $895,000 to facilities, $612,000 to travel, $252,000 to depreciation and $341,000 to other miscellaneous expense. During the six months ended June 30, 2000, the number of our selling, general and administrative employees increased by 54%.

          Stock-based compensation.    Stock-based compensation expenses for the three months ended June 30, 2000 were $607,000, an increase of $473,000 over stock-based compensation for the comparable period in 1999. For the three months ended June 30, 2000, the following amounts were excluded from the respective line items: $467,000 from consulting cost of revenue, $24,000 from subscriptions cost of revenue, $7,000 from research and development expenses and $109,000 from selling, general and administrative expenses. Stock-based compensation expenses for the six months ended June 30, 2000 was $1.8 million, an increase of $1.6 million over stock-based compensation for the comparable period in 1999. For the six months ended June 30, 2000, the following amounts were excluded from the respective line items: $1.2 million from consulting cost of revenue, $50,000 from subscriptions cost of revenue, $16,000 from research and development expenses and $442,000 from selling, general and administrative expenses. As of June 30, 2000, the balance in deferred compensation, a component of stockholders’ equity, was $8.9 million. The increases in stock-based compensation are attributable to the increase in the number of employees and stock option grants during the three and six months ended June 30, 2000.

           Interest income, net. Interest income, net is interest earned on our invested cash, cash equivalents and short-term investments, net of interest we incurred on our borrowings. Our interest income, net was $408,000 for the three months ended June 30, 2000 an increase of $343,000 over the comparable period in 1999. Our interest income, net was $793,000 for the six months ended June 30, 2000 an increase of $681,000 over the comparable period in 1999. The increase was the result of an increased balance of available funds for investing, offset by interest expense incurred on equipment term notes. Our borrowings consist of term notes used to fund purchases of equipment.

Liquidity and Capital Resources

          From inception through June 30, 2000, we funded our operations primarily through the private sale of equity securities and borrowings. Net proceeds from the sale of redeemable convertible preferred stock from inception through June 30, 2000 totaled $50.6 million.

          As of June 30, 2000, we had approximately $26.9 million in cash, cash equivalents and short-term investments. On August 1, 2000, we closed our initial public offering of 4.0 million shares of our common stock at $12 per share, which generated approximately $43,500,000 for the Company.

          We have term notes related to the purchase of capital equipment with Silicon Valley Bank. Borrowings under these notes bear interest at the bank’s prime rate plus .5%. These agreements require that we maintain certain financial ratios and levels of tangible net worth and liquidity. As of June 30, 2000, borrowings under these notes were approximately $47,000.

          Cash used in operations for the six months ended June 30, 2000 was approximately $(3.0) million and resulted primarily from a net loss of $(11.9) million, increases in accounts receivable of $2.0 million and prepaid expenses and other current assets of $907,000, offset by depreciation of $413,000, non-cash charges for services received of $263,000, stock-based compensation of $1.8 million, increases in accounts payable and accrued expenses of $5.1 million and deferred revenue, $4.5 million. The accounts receivable increase of approximately $2.0 million was due to a 270% increase in the number of active client engagements at June 30, 2000. The accounts payable increase of $947,000 is a result of our facilities expansion and capital purchases. The accrued expenses increase of $4.1 million is primarily due to increased personnel costs and professional fees. The deferred revenue increase of $4.5 million represents an increase in billings in advance of services being performed for clients. This increase is the result of the larger number of engagements in progress at June 30, 2000, as well as the timing and amount of advance billings on those engagements relative to the timing and amount of advance billings on engagements in progress at December 31, 1999.

          Cash provided by investing activities for the six months ended June 30, 2000 was $11.5 million. This was the result of proceeds from the sale of short-term investments of $15.8 million offset by purchases of property and equipment of $3.5 million and an increase of $825,000 in restricted cash related to a letter of credit issued in connection with our New York office lease commitment. Purchases of property and equipment were $3.5 million as a result of increased investments in our knowledge management and information systems as well as the expansion and build out of our New York and Cambridge locations.

           Cash provided by financing activities for the six months ended June 30, 2000 was $582,000. This resulted from proceeds from the exercise of stock options of $900,000, offset by repayments of long-term debt and an increase in notes receivable from officer of $225,000.

          We believe that the net proceeds from our initial public offering of approximately $43.5 million, which occurred on July 27, 2000, together with our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We expect to spend approximately $8 million on facilities and equipment over the next six months.

Risks Related to Our Business

We have a history of operating losses and expect to incur losses in the future

          We experienced a net loss of $12.7 million for 1999, a net loss of $11.9 million for the six months ended June 30, 2000 and a cumulative net loss of $36.9 million for the period from inception through June 30, 2000. We expect to continue to incur increasing expenses related to hiring and training, sales and marketing, infrastructure development and general and administrative functions as we expand our business. As a result, we will need to generate significant revenue to achieve profitability. We cannot be certain whether or when this will occur because of the significant risks and uncertainties that affect our business. In addition, because we plan to continue to expand and develop our business, we may fail to generate cash from operations in the future.

The loss of a large client could significantly reduce our revenue

          We derive a significant portion of our revenue from large clients. In 1999, our five largest clients collectively accounted for approximately 31% of our revenue. For the first six months of 2000, our five largest clients collectively accounted for approximately 39% of our revenue and one of our clients accounted for 15% of our revenue. We may not sustain the volume of work that we currently perform for these clients, and there is a risk that they may not retain us in the future. Any cancellation, deferral or significant reduction in the work performed for these clients or a significant number of our other smaller clients could materially and adversely affect our revenue.

Our quarterly revenue and operating results are likely to vary unpredictably, which may cause the market price of our common stock to decline

          We expect our quarterly revenue and operating results to be volatile and difficult to predict from quarter to quarter. Factors that may cause our results to fluctuate include:

•	the amount and timing of demand by our clients for Internet professional services;

•	cancellations or reductions in the scope of major projects;

•	unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•	the introduction of new services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the efficiency with which we utilize our employees, including our ability to transition employees from completed to new engagements;

•	the cost of attracting and retaining experienced personnel;

•	our ability to manage our operating costs; and

•	the timing and cost of new office expansion.

Because a high percentage of our expenses, such as employee and facilities costs, is fixed, any of the factors listed above could cause significant variations in our operating results in any given quarter. If our results in any future period fall below the expectations of securities analysts or investors, the market price of our common stock could fall.

Because our revenue is generated on a project-by-project basis and is unpredictable, our revenue expectations may not be met and our stock price may fall

          We derive our revenue primarily from fees for services generated on a project-by-project basis. These projects vary in size and scope, as well as in the fee charged for our services. A client that accounts for a significant portion of our revenue in a given period may not generate a similar amount of revenue, if any, in subsequent periods. In addition, after we complete a project, we have no assurance that a client will retain us in the future. Because our revenue is difficult to estimate, we may not meet the expectations of securities analysts or investors, and our stock price may fall.

If we do not recruit and retain experienced strategy professionals, who are currently in high demand, we may not be able to grow our business

          Our future success depends in large part on our ability to hire and retain experienced Internet strategy professionals. There is currently a shortage of skilled professionals in the Internet professional services industry, and we expect this shortage to continue. We compete intensely with other companies to recruit and hire from this limited pool of professionals. The experienced strategy professionals that we recruit and hire often command high salaries, and those high salaries may adversely affect our net income. If we cannot hire and retain new personnel, or if a significant number of our current employees leave, we may be unable to meet our business plans and may fail to complete existing projects or bid for new projects of similar scope and revenue. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. Any inability to hire or retain employees would cause our business to suffer.

Because our market is highly competitive with low barriers to entry, new entrants could emerge to capture market share from us

          We compete in the relatively new and intensely competitive Internet professional services market. We expect competition to intensify as the market evolves. We compete with large strategic consulting firms, Internet professional services firms, strategic consulting practices of large information technology consulting firms, and the in-house information technology, marketing and design departments of our clients. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and client requirements.

There are relatively few barriers preventing competitors from entering our market. As a result, new market entrants pose a threat to our business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could harm our business.

If we do not manage our growth effectively, our revenue may decline or we may not be able to generate revenue at all

          A key part of our strategy is to grow rapidly by hiring more personnel and opening new offices, which may continue to strain our resources. Our recent growth has placed, and will continue to place, increased demands on our managerial and operational resources. To manage future growth, our management must continue to improve our operational and financial systems, procedures and controls and expand, train and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted, and we could lose our opportunity to gain significant market share. In addition, if not managed effectively, these increased demands may adversely affect the services we provide to our existing clients. Any inability to manage growth effectively could harm our business.

Actual and perceived conflicts of interest may restrict us in obtaining new clients

          Actual and perceived conflicts of interest are inherent in our industry. We sometimes decline to accept potential clients because of actual or perceived conflicts of interest with our existing clients. In addition, potential clients may choose not to retain us for reasons of actual or perceived conflicts of interest. Some clients have conditioned their purchase of our services on our agreement not to perform services for their competitors for a specified period of time. If we decide not to perform services for a particular client’s competitors, or are restricted from doing so, or if potential clients in an industry choose not to retain us because of actual or perceived conflicts, our revenue from that industry segment may decline significantly.

If we fail to successfully promote our brand name, our operating margins and rate of growth may decline

          We believe that establishing strong name recognition is critical to attracting and expanding our client base as well as attracting experienced employees. To promote our brand name, we plan to increase our marketing expenses, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote our brand name, our operating margins and rate of growth may decline.

If we do not protect our knowledge base and intellectual capital, our revenue may be reduced

          We must preserve our knowledge base and intellectual capital as confidential and proprietary in order to create a competitive advantage in the Internet professional services industry. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. While we generally own all of the intellectual property we develop in the course of our client engagements, we cannot make assurances that we will not share ownership with clients in the future in unique circumstances.

We may be subject to lawsuits as a result of our attempts to hire experienced people, which may result in substantial costs to us

         Our strategy of rapid growth often requires us to hire experienced professionals from our competitors, and these individuals may be subject to noncompetition agreements with their former employers. As we hire new employees from our current or potential competitors, we have and may continue to become a party to one or more lawsuits involving the former employment of our employees and a violation of these noncompetition covenants. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us, may impair our ability to recruit employees, and may divert management’s attention away from the operation of our business.

Our failure to meet our clients’ expectations could subject us to liability for the services we provide

          While our agreements with clients often limit our liability to damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more claims against us could harm our business.

Mainspring's business is subject to risks other than those set forth herein. Such additional risks are presented in the Company's Prospectus dated July 26, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We have not entered into any financial instruments that expose us to material market risk.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          From time to time, Mainspring may be involved in litigation incidental to the conduct of its business. Mainspring is not currently a party to any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          On July 26, 2000, the Securities and Exchange Commission declared Mainspring’s Registration Statement on Form S-1 (File No. 333-30168) effective. On August 1, 2000, Mainspring closed its offering for an aggregate of 4,000,000 shares of the Mainspring Common Stock at an offering price of $12.00 per share. The managing underwriters for the offering were Morgan Stanley Dean Witter, Chase H&Q, Thomas Weisel Partners LLC and FAC/Equities. Net proceeds to Mainspring were approximately $43,500,000 after deducting underwriting discounts and commissions of $3,360,000 and offering expenses of $1,140,000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates.

          The primary purposes of the initial public offering were to establish a public market for its common stock, to increase its visibility in the marketplace, to provide liquidity to existing stockholders, to obtain additional working capital and to facilitate future access by Mainspring to public equity markets. To date, Mainspring has not used any of the net proceeds but plans to use the proceeds for working capital and general corporate uses.

          In addition, 124,052 shares of common stock were issued during the quarter ended June 30, 2000 in connection with the exercise of outstanding options by 11 employees at a weighted average exercise price of $2.39 per share, for aggregate proceeds to the Company of approximately $297,000. No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof or Rule 701 under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a Written Consent in Lieu of Special Meeting of Stockholders dated June 21, 2000, the holders of 1,192,534 shares of the Company's common stock (out of 2,359,650 shares outstanding) and 9,291,639 shares of the Company's preferred stock, on an as converted basis (out of 12,387,250 shares outstanding) approved an amendment to the Restated Certificate of Incorporation of the Company to change the name of the Company to Mainspring, Inc.

ITEM 5.    OTHER INFORMATION

          Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

27.1 Financial data schedule.

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSPRING, INC.

By: /s/ John M. Connolly

John M. Connolly
President and Chief Executive Officer
Director

Date: August 21, 2000

By: /s/ Mark A. Verdi

Mark A. Verdi
Senior Vice President and
Chief Financial Officer
Director

Date: August 21, 2000