Form 10-Q
period 2000-09-30
MAINSPRING INC
filed 2000-11-14
CIK 1017174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2000 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-31119

Mainspring, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-3314689 (I.R.S. Employer Identification No.)

ONE MAIN STREET, CAMBRIDGE, MA (Address of Principal Executive Offices)	02142 (Zip Code)

617-588-2300
(Registrant’s Telephone Number, Including Area Code)

        Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

        As of November 1, 2000 there were 19,491,957 shares of Common Stock, $.01 par value, outstanding.

MAINSPRING, INC.

Form 10-Q

Table of Contents

SEPTEMBER 30, 2000

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

MAINSPRING, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	September 30, 2000	December 31, 1999
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 64,200	$ 5,859
Short-term investments	8,973	27,748
Accounts receivable, net	3,223	1,239
Unbilled revenue on contracts	332	169
Prepaid expenses and other current assets	1,551	517

Total current assets	78,279	35,532
Property and equipment, net	6,428	826
Notes receivable from officer	225	100
Restricted cash	825	—
Other assets	7	71

Total assets	$ 85,764	$ 36,529

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long term-debt	$ —	$ 132
Accounts payable	2,179	1,319
Accrued expenses	10,990	4,962
Deferred revenue	5,779	1,713

Total current liabilities	18,948	8,126
Long-term debt	—	8

Total liabilities	18,948	8,134

Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value	—	58,509

Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized: 25,000,000 shares; Issued: 19,437,986 and 1,895,970 shares at September 30, 2000 (unaudited) and December 31, 1999, respectively; Outstanding: 19,433,986, and 1,891,970 shares at September 30, 2000 (unaudited) and December 31, 1999, respectively	194	19
Additional paid in capital	116,276	2,747
Deferred compensation	(7,971)	(7,517)
Treasury stock, at cost	(2)	(2)
Accumulated deficit	(41,681)	(25,361)

Total stockholders’ equity (deficit)	66,816	(30,114)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$ 85,764	$ 36,529

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Consulting	$10,588	$ 1,777	$ 23,887	$ 3,767
Subscriptions	547	209	1,362	486

Total revenue	11,135	1,986	25,249	4,253

Cost of revenue:
Consulting (exclusive of: $467 and $567 of stock based compensation for the three months ended September 30, 2000 and 1999, and $1,712 and $573 for the nine months ended September 30, 2000 and 1999, respectively)	5,391	764	12,708	1,779
Subscriptions (exclusive of: $27 and $20 of stock based compensation for the three months ended September 30, 2000 and 1999, and $76 and $138 for the nine months ended September 30, 2000 and 1999, respectively)	828	214	2,278	851

Total cost of revenue	6,219	978	14,986	2,630

Gross margin	4,916	1,008	10,263	1,623

Operating expenses:
Research and development (exclusive of: $2 of stock based compensation for the three months ended September 30, 1999, and $16 and $2 for the nine months ended September 30, 2000 and 1999, respectively)	—	605	263	709
Selling, general and administrative (exclusive of: $202 and $451 of stock based compensation for the three months ended September 30, 2000 and 1999, and $646 and $489 for the nine months ended September 30, 2000 and 1999, respectively)	9,392	2,919	25,443	6,119
Stock-based compensation—employees and consultants	696	1,040	2,450	1,202

Total operating expenses	10,088	4,564	28,156	8,030

Loss from operations	(5,172)	(3,556)	(17,893)	(6,407)
Interest income, net	786	41	1,579	154

Net loss	(4,386)	(3,515)	(16,314)	(6,253)
Accretion of preferred stock to redemption value	(1,235)	(2,612)	(7,984)	(3,354)

Net loss attributable to common stockholders	$(5,621)	$(6,127)	$(24,298)	$(9,607)

Basic and diluted net loss per share	$ (0.42)	$ (3.82)	$ (4.08)	$ (6.40)
Shares used in computing basic and diluted net loss per share	13,366	1,602	5,951	1,502

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2000	1999
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(16,314)	$(6,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	749	268
Services received in exchange for preferred stock warrants	263	592
Stock-based compensation expense	2,450	1,202
Changes in operating assets and liabilities:
Accounts receivable	(1,984)	(704)
Unbilled revenue on contracts	(163)	(198)
Prepaid expenses and other assets	(869)	(155)
Accounts payable	860	502
Accrued expenses	6,866	247
Deferred revenue	4,066	538

Net cash used in operating activities	(4,076)	(3,961)

Cash flows from investing activities:
Increase in restricted cash	(825)	—
Purchases of property and equipment	(6,352)	(452)
Purchases of short-term investments	—	(5,981)
Proceeds from sale of short-term investments	18,774	3,873

Net cash provided by (used in) investing activities	11,597	(2,560)

Cash flows from financing activities:
Repayments of long-term debt	(140)	(207)
Issuance of notes receivable from officer	(225)	—
Proceeds from issuance of redeemable convertible preferred stock	—	4,964
Proceeds from sale of common stock	50,188	—
Proceeds from exercise of stock options	997	64

Net cash provided by financing activities	50,820	4,821

Net increase (decrease) in cash and cash equivalents	58,341	(1,700)
Cash and cash equivalents at beginning of period	5,859	2,725

Cash and cash equivalents at end of period	$ 64,200	$ 1,025

The accompanying notes are an integral part of these consolidated financial statements

MAINSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by Mainspring, Inc. (“Mainspring” or “the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company’s Form S-1, declared effective by the SEC on July 26, 2000 (File No. 333-30168). The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3.    Initial Public Offering

        In August 2000, Mainspring closed its initial public offering of 4,600,000 shares of its common stock at an offering price of $12.00 per share. Net proceeds to Mainspring were approximately $50,000,000 after deducting underwriting discounts and commissions of $3,865,000 and estimated offering expenses of $1,388,000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates. Simultaneously with the closing of the initial public offering, all of our outstanding convertible redeemable preferred stock, par value $0.01 per share, automatically converted into an aggregate of approximately 12.4 million shares of common stock.

        In connection with its initial public offering, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 250,000,000 and to provide for a total of 25,000,000 shares of undesignated preferred stock.

4.    Revenue Recognition

        Mainspring’s service offerings are priced on a stand-alone basis. eStrategy Consulting services are priced on a fixed fee basis. eStrategy Direct and eStrategy Executive Council are both annually renewable subscription-based offerings.

        Revenue pursuant to eStrategy Consulting services is recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). For those contracts for which the Company has concluded that the arrangement involves a potentially significant degree of risk or unique acceptance criteria, the Company utilizes the completed contract method for recognizing revenue. Under the completed contract method, the revenue and costs associated with the contract are deferred until the project is completed and accepted. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Revenue pursuant to eStrategy Direct and eStrategy Executive Council subscriptions is recognized ratably over the term of the contract, generally 12 months. Revenue under arrangements where multiple services are sold together is allocated to each element based on their relative fair values, with fair value being the price charged when that element is sold separately. Revenue excludes reimbursable expenses charged to and collected from clients. The unearned portion of customer billings is included in deferred revenue in the accompanying consolidated balance sheet.

5.    Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for Mainspring beginning January 1, 2001. Mainspring does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” (SAB 101) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. In October 2000, the Securities and Exchange Commission issued additional implementation guidance in the form of “ Frequently Asked Questions” (FAQ). SAB 101 and the FAQ clarify the Securities and Exchange Commission’s view regarding the recognition of revenue. The Company’s revenue recognition policy complies with SAB 101 and the FAQ.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Mainspring, Inc. (“Mainspring” or “the Company”) should be read in conjunction with Mainspring’s unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report and with the Company’s Registration Statement on Form S-1. Except for the historical information contained herein, the discussion in this report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Exchange Act of 1934. These statements involve risks, uncertainties and assumptions as to such matters as Mainspring’s plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Mainspring’s actual results, levels of activity, performance and achievements could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed in “Risks Related To Our Business,” as well as those discussed elsewhere herein. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

        Mainspring is an eStrategy consulting firm that focuses exclusively on developing Internet strategies primarily for Global 2000 companies. We provide three integrated service offerings, eStrategy Consulting, eStrategy Direct and eStrategy Executive Council. In 1998, we began providing strategy consulting services, hiring business development professionals and administrative personnel, and building an operational infrastructure. Our number of full-time employees grew from 33 at December 31, 1997 to 314 at September 30, 2000.

        Each of our offerings is priced on a stand-alone basis. Our eStrategy Consulting services are priced on a fixed-time, fixed-fee basis. Revenue for our eStrategy Consulting services is recognized using either the completed contract or the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. We generally base our initial pricing for an engagement on the size, duration and complexity of the initial project. Given our relationships with our clients, a typical engagement will extend beyond the initial project to include additional follow-on projects and each will be priced separately. Because of the short-term nature of our projects and our ability to price discrete follow-on projects subsequent to our initial project, we believe our risks under fixed-fee contracts are limited. Provisions for estimated losses on uncompleted projects are recognized in the period in which losses become probable and can be reasonably estimated. Revenue from eStrategy Consulting services excludes reimbursable expenses charged to clients. For our eStrategy Consulting service, we generally bill a portion of our fees upon the signing of an agreement and the remainder upon completion of the engagement.

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

        To date, our revenue has been derived primarily from providing our eStrategy Consulting services. For the three and nine months ended September 30, 2000, 95% of our revenue was derived from eStrategy Consulting, and 5% was derived from our combined eStrategy Direct and eStrategy Executive Council offerings. We expect that eStrategy Consulting will continue to account for a major portion of our total revenue in the foreseeable future. Our revenue from eStrategy Consulting will be driven primarily by the number, scope and pricing of our eStrategy Consulting engagements and by the number of our strategy consultants. We expect that our revenue from eStrategy Direct and eStrategy Executive Council will be driven primarily by the number of subscriptions to these services that we sell.

        For the three months ended September 30, 2000, five clients accounted for approximately 34% of our total revenue, with one client accounting for 11% of revenue. For the nine months ended September 30, 2000 five clients accounted for approximately 33% of our total revenue, with no one client accounting for more than 10% of revenue. Our revenue from any single client will vary from period to period; however, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations. For the nine months ended September 30, 2000 substantially all of our revenue was generated within North America and was denominated in U.S. dollars.

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

        Stock-based compensation consists of expenses arising from option grants. We have recorded aggregate deferred compensation totaling $12.5 million in connection with certain stock option grants through September 30, 2000. We will recognize stock-based compensation expenses through February 28, 2005, which is the end of the vesting period for the related options. Stock-based compensation represents the difference between the exercise price of options to purchase common stock granted to our employees and the fair value of these shares as of the date of grant, as subsequently determined for financial reporting purposes. These expenses also include the fair value of options granted to non-employees as of the date of grant. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123.

        From inception through September 30, 2000, we incurred net losses for federal and state tax purposes. We have not recognized any tax provision or benefit. As of December 31, 1999, we had approximately $21.0 million of federal and state net operating loss carryforwards to offset future taxable income, which expire in varying amounts beginning in 2001. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we believe it is more likely than not, as defined by generally accepted accounting principles, that the net deferred tax asset will not be realized. Accordingly, a 100% valuation allowance has been recorded.

Results of Operations

        The following table sets forth the percentage of revenue of certain items included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Consulting	95%	89%	95%	89%
Subscriptions	5	11	5	11

Total revenue	100	100	100	100

Cost of revenue:
Consulting	49	38	50	42
Subscriptions	7	11	9	20

Total cost of revenue	56	49	59	62

Gross margin	44	51	41	38

Operating expenses:
Research and development	–	30	1	17
Selling, general and administrative	84	148	101	144
Stock-based compensation—employees and consultants	6	52	10	28

Total operating expenses	90	230	112	189

Loss from operations	(46)	(179)	(71)	(151)
Interest income, net	7	2	6	4

Net loss	(39)%	(177)%	(65)%	(147)%

    Revenue

        Revenue from consulting services for the three months ended September 30, 2000 increased $8.8 million, or 496%, over revenue for the comparable period in 1999. For the nine months ended September 30, 2000, revenue from consulting services increased $20.1 million, or 534%, over revenue for the comparable period in 1999. These increases were the result of higher demand for eStrategy consulting services and increases in the size and number of our client engagements and in the number of our billable consultants. Revenue from subscriptions for the three months ended September 30, 2000 increased $338,000, or 161%, over revenue for the comparable period in 1999. For the nine months ended September 30, 2000, revenue from subscriptions increased $875,000, or 180%, over revenue for the comparable period in 1999. These increases were due to increases in the number of clients subscribing to the eStrategy Direct service as well as to the eStrategy Executive Council, our second subscription-based offering, that was not launched until the second quarter of 1999.

    Cost of Revenue

        Cost of revenue for consulting services for the three months ended September 30, 2000 increased $4.6 million, or 605%, over cost of revenue for consulting services for the comparable period in 1999. For the nine months ended September 30, 2000, cost of revenue from consulting services increased $10.9 million, or 614%, over cost of revenue for consulting services for the comparable period in 1999. These increases were due to our increased rate of hiring as well as higher strategy consultant compensation and benefits. Cost of revenue for subscriptions for the three months ended September 30, 2000 increased $614,000, or 288%, over cost of revenue for subscriptions for the comparable period in 1999. For the nine months ended September 30, 2000, cost of revenue from subscriptions increased $1.4 million, or 168%, over cost of revenue for subscriptions for the comparable period in 1999. These increases were due to the hiring of additional professionals to support the eStrategy Direct and eStrategy Executive Council subscription services. Total cost of revenue for subscriptions has exceeded subscription revenue since 1997. We expect this trend to continue for the near term.

    Operating Expenses

        Research and development.    Research and development expenses for the three months ended September 30, 2000 decreased $605,000 from research and development expenses for the comparable period in 1999. For the nine months ended September 30, 2000, research and development expenses decreased $446,000 from research and development expenses for the comparable period in 1999. The decrease in the three and nine month periods were primarily due to the decrease in costs associated with our strategic alliance with Bain & Company, established in September 1999. This strategic relationship required Bain & Company to perform research and development work for Mainspring that focused on challenges posed by the Internet economy to companies within specific vertical markets, including apparel, consumer electronics and grocery retailing. This work was completed during the first quarter of 2000 and no additional work has been performed thereafter.

        Selling, general and administrative.    Selling, general and administrative expenses for the three months ended September 30, 2000 increased $6.5 million over selling, general and administrative expenses for the comparable period in 1999. This increase consists of a $4.5 million increase in compensation and related personnel costs as well as a $675,000 increase in recruiting costs. The remainder of the increase was attributable to the following: $749,000 to facilities, $312,000 to travel, $242,000 to depreciation offset by a decrease of $22,000 in other miscellaneous expenses. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $19.3 million over selling, general and administrative expenses for the comparable period in 1999. This increase consists of a $11.5 million increase in compensation and related personnel costs, $2.5 million increase in recruiting costs, a $2.0 million increase for marketing campaigns, branding and professional fees. The remainder of the increase was attributable to the following: $1.6 million to facilities, $923,000 to travel, $494,000 to depreciation and $283,000 to other miscellaneous expense.

        Stock-based compensation.    Stock-based compensation expenses for the three months ended September 30, 2000 were $696,000, a decrease of $344,000 over stock-based compensation for the comparable period in 1999. For the three months ended September 30, 2000, the following amounts were excluded from the respective line items: $467,000 from consulting cost of revenue, $27,000 from subscriptions cost of revenue and $202,000 from selling, general and administrative expenses. Stock-based compensation expenses for the nine months ended September 30, 2000 was $2.5 million, an increase of $1.2 million over stock-based compensation for the comparable period in 1999. For the nine months ended September 30, 2000, the following amounts were excluded from the respective line items: $1.7 million from consulting cost of revenue, $76,000 from subscriptions cost of revenue, $16,000 from research and development expenses and $646,000 from selling, general and administrative expenses. As of September 30, 2000, the balance in deferred compensation, a component of stockholders’ equity, was $8.0 million. The increase in stock-based compensation is attributable to the increase in the number of employees and stock option grants during the nine months ended September 30, 2000.

        Interest income, net.    Interest income, net is interest earned on our invested cash, cash equivalents and short-term investments, net of interest we incurred on our borrowings. Our interest income, net was $786,000 for the three months ended September 30, 2000, an increase of $745,000 over the comparable period in 1999. Our interest income, net was $1.6 million for the nine months ended September 30, 2000, an increase of $1.4 million over the comparable period in 1999. The increase was the result of an increased balance of available funds for investing, offset by interest expense incurred on equipment term notes. Our borrowings had consisted of term notes used to fund purchases of equipment.

Liquidity and Capital Resources

        We raised $50.0 million in August 2000 from an initial public offering of 4,600,000 shares of our common stock, net of underwriting discounts, commissions and estimated issuance costs. The primary purposes of this offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We expect to use the proceeds for general corporate purposes, including working capital. Pending such uses, we have invested the net proceeds of this offering in money market accounts. Prior to our initial public offering, we raised $50.6 million of equity capital from the sale of preferred stock, net of issuance costs.

        As of September 30, 2000, we had approximately $73.2 million in cash, cash equivalents and short-term investments.

        Cash used in operations for the nine months ended September 30, 2000 was approximately $(4.1) million and resulted primarily from a net loss of $(16.3) million, increases in accounts receivable of $2.0 million, $163,000 in unbilled revenue on contracts, and an increase in prepaid expenses and other current assets of $869,000, offset by depreciation of $749,000, non-cash charges for services received of $263,000, stock-based compensation of $2.5 million, increases in accounts payable and accrued expenses of $7.7 million and deferred revenue of $4.1 million. The accounts receivable increase of approximately $2.0 million was due to a 270% increase in the number of active client engagements at September 30, 2000. Prepaid expenses and other current assets increased by $869,000. $544,000 of this increase relates to costs in excess of billings on uncompleted contracts under the completed contract method of accounting and the remainder of the increase relates to increases in prepaid insurance related to the company’s operation as a public company. The accounts payable increase of $860,000 is a result of our facilities expansion and capital purchases. The accrued expenses increase of $6.9 million is primarily due to increased personnel costs, capital purchases and professional fees. The deferred revenue increase of $4.1 million represents an increase in billings in advance of services being performed for clients. This increase is the result of the larger number of engagements in progress at September 30, 2000, as well as the timing and amount of advance billings on those engagements relative to the timing and amount of advance billings on engagements in progress at December 31, 1999.

        Cash provided by investing activities for the nine months ended September 30, 2000 was $11.6 million. This was the result of proceeds from the sale of short-term investments of $18.8 million offset by purchases of property and equipment of $6.4 million and an increase of $825,000 in restricted cash related to a letter of credit issued in connection with our New York office lease commitment. Purchases of property and equipment were $6.4 million as a result of the expansion and build out of our New York and Cambridge locations as well as increased investments in our knowledge management and information systems.

        Cash provided by financing activities for the nine months ended September 30, 2000 was $50.8 million. We raised $50.0 million in August 2000 from an initial public offering of 4,600,000 shares of our common stock, net of underwriting discounts, commissions and estimated issuance costs. The increase also included proceeds from the exercise of stock options of $1.0 million offset by repayments of $140,000 on long-term debt and an increase in notes receivable from officer of $225,000.

        We believe that our $73.2 million in cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We expect to spend approximately $6 million on facilities and equipment over the next six months.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for Mainspring beginning January 1, 2001. Mainspring does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” (SAB 101) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. In October 2000, the Securities and Exchange Commission issued additional implementation guidance in the form of “ Frequently Asked Questions” (FAQ). SAB 101 and the FAQ clarify the Securities and Exchange Commission’s view regarding the recognition of revenue. The Company’s revenue recognition policy complies with SAB 101 and the FAQ.

Risks Related to Our Business

We have a history of operating losses and expect to incur losses in the future

        We experienced a net loss of $12.7 million for 1999, a net loss of $16.3 million for the nine months ended September 30, 2000 and a cumulative net loss of $40.9 million for the period from inception through September 30, 2000. We expect to continue to incur increasing expenses related to hiring and training, sales and marketing, infrastructure development and general and administrative functions as we expand our business. As a result, we will need to generate significant revenue to achieve profitability. We cannot be certain whether or when this will occur because of the significant risks and uncertainties that affect our business. In addition, because we plan to continue to expand and develop our business, we may fail to generate cash from operations in the future.

The loss of a large client could significantly reduce our revenue

        We derive a significant portion of our revenue from large clients. In 1999, our five largest clients collectively accounted for approximately 31% of our revenue. For the first nine months of 2000, our five largest clients collectively accounted for approximately 33% of our revenue and no one client accounted for more than 10% of our revenue. We may not sustain the volume of work that we currently perform for these clients, and there is a risk that they may not retain us in the future. Any cancellation, deferral or significant reduction in the work performed for these clients or a significant number of our other smaller clients could materially and adversely affect our revenue.

Our quarterly revenue and operating results are likely to vary unpredictably, which may cause the market price of our common stock to decline

        We expect our quarterly revenue and operating results to be volatile and difficult to predict from quarter to quarter. Factors that may cause our results to fluctuate include:

•	the amount and timing of demand by our clients for Internet professional services;

•	overall market demand for Internet professional services generally;

•	cancellations or reductions in the scope of major projects;

•	unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•	the introduction of new services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the efficiency with which we utilize our employees, including our ability to transition employees from completed to new engagements;

•	the cost of attracting and retaining experienced personnel;

•	our ability to manage our operating costs; and

•	the timing and cost of new office expansion.

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

If we do not protect our knowledge base and intellectual capital, our revenue may be reduced

        We must preserve our knowledge base and intellectual capital as confidential and proprietary in order to create a competitive advantage in the Internet professional services industry. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. While we generally own the intellectual property we develop in the course of our client engagements, we cannot make assurances that we will not transfer or share ownership with clients in the future in certain circumstances. In addition, disputes may arise that affect our ability to reuse intellectual property. We may have to pay economic damages in these disputes which could adversely affect our business.

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

Our failure to meet our clients’ expectations could subject us to liability for the services we provide

        A failure or inability by us or one of our subcontractors to meet a client’s expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost revenue. While our agreements with clients often limit our liability to damages arising from our rendering of services, we cannot assure that these provisions will be enforceable in all instances or would otherwise be sufficient to protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more claims against us could harm our business.

MAINSPRING’S BUSINESS IS SUBJECT TO RISKS OTHER THAN THOSE SET FORTH HEREIN. SUCH ADDITIONAL RISKS ARE PRESENTED IN THE COMPANY’S PROSPECTUS DATED JULY 26, 2000.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to market risk from changes in interest rates primarily as a result of its investing activities. The Company does not enter into interest rate swap agreements or other speculative or leverage transactions. The Company currently has no material exposure to interest rate fluctuations on its short-term investments.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 2.    Changes in Securities and Use of Proceeds

        On July 26, 2000, the Securities and Exchange Commission declared Mainspring’s Registration Statement on Form S-1 (File No. 333-30168) effective. In August 2000, Mainspring closed its offering for an aggregate of 4,600,000 shares of the Mainspring Common Stock at an offering price of $12.00 per share. The managing underwriters for the offering were Morgan Stanley Dean Witter, Chase H&Q, Thomas Weisel Partners LLC and FAC/Equities. Net proceeds to Mainspring were approximately $49,950,000 after deducting underwriting discounts and commissions of $3,864,000 and estimated offering expenses of $1,386,000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates.

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

        In addition, sales of unregistered securities were comprised of 55,415 shares of common stock during the quarter ended September 30, 2000 in connection with the exercise of outstanding options by 12 individuals at a weighted average exercise price of $5.35 per share, for aggregate proceeds to the Company of approximately $296,000. No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof or Rule 701 under the Securities Act.

Item 3.    Defaults Upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.    Other Information

        Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File No. 333- 30168)).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement of Form S-1 (File No. 333-30168)).

27.1	Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSPRING , INC .

/s/ JOHN M. CONNOLLY
By:
John M. Connolly
President and Chief Executive Officer

/s/ MARK A. VERDI
By:
Mark A. Verdi
Senior Vice President and Chief Financial Officer

Date: November 13, 2000