Form 10-K
period 2000-12-31
MAINSPRING INC
filed 2001-03-30
CIK 1017174

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                       Commission file number 0000-31119

                               ----------------
                               MAINSPRING, INC.
              (Exact name of registrant as specified in charter)

                  Delaware                                       04-3314689
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification No.)

                     One Main Street, Cambridge, MA 02142
                                (617) 588-2300

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value

                               ----------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 23, 2001 (based on the last reported sale price on The Nasdaq National Market as of such date) was $20,921,890. As of March 23, 2001 there were 19,540,107 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                MAINSPRING, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                     INDEX

                                     PART I

ITEM 1. BUSINESS..........................................................    3

ITEM 2. PROPERTIES........................................................    8

ITEM 3. LEGAL PROCEEDINGS.................................................    8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    8

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS............................................................    9

ITEM 6. SELECTED FINANCIAL DATA...........................................   10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
       FINANCIAL CONDITION................................................   11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   22

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.........................   22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...............................................   22

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.................................   23

ITEM 11. EXECUTIVE COMPENSATION...........................................   23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   23

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..   24

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

                                    PART I

ITEM 1. BUSINESS

General

   Mainspring is a strategy consulting firm that focuses on developing digital business strategies (strategies relating to innovative technologies such as Internet, broadband and wireless) which offer an immediate and specific plan of action. We work primarily with Global 2000 companies to help them develop, commercialize and optimize online and offline businesses. Our approach integrates expertise in strategic consulting, new technologies and targeted, discrete industries to help clients redefine fundamental elements of their business models including product and service offerings, distribution channels, organizational structures and branding strategies.

   We provide the following integrated service offerings: Digital Business Strategy Consulting and Mainspring Direct. Mainspring Direct is comprised of our eStrategy Direct and eStrategy Executive Council. Digital Business Strategy Consulting is our project-based consulting service through which we work with our clients to develop and deliver digital business strategies in a rapid timeframe. In providing our Digital Business Strategy Consulting services, we use a proprietary approach that fuses business model development with a mastery of technology architecture and customer requirements. By working with our clients to understand and integrate each of these dimensions within the context of their business, we help them address the complex strategic business issues they face around new technologies. eStrategy Direct is our subscription-based, online consulting service that provides our clients with real-time access to our proprietary market and business model analyses, case studies and interactive forums, as well as limited direct access to our strategy consultants. eStrategy Executive Council is our membership-based, online and in-person forum in which we bring together senior executives of Global 2000 companies to exchange ideas, experiences and business practices related to new business approaches around emerging technologies. As part of this service, we develop and deliver specific proprietary analyses on emerging digital business issues. Because each of our offerings relates to developing and evaluating new business models, we can capitalize on the expertise and knowledge we gain in one service and market sector offering to provide our other services more rapidly and effectively. In addition, these service offerings provide us with a unique way of continually interacting with our clients and allow us to develop and maintain long term relationships with them.

   Our executive offices are located at One Main Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 588-2300. Our stock is traded on the Nasdaq National Market under the symbol "MSPR". Our Internet address is http://www.mainspring.com. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company", "Mainspring", "we", "us" or "our" refer to Mainspring, Inc. and its subsidiary.

Mainspring's Solution

   We develop and deliver strategies designed to help our clients gain a competitive advantage by leveraging innovative technologies such as Internet, broadband, and wireless. The following are the key elements of the Mainspring solution:

   Digital Business Strategy Focus. We focus exclusively on strategy consulting relating to the emergence of innovative technologies such as Internet, broadband, and wireless. Our digital business strategy focus allows us to provide our clients with strategies that are best suited to their needs and delivered to them in a rapid timeframe. In addition, our deep understanding of emerging technologies and the effect those technologies will have in shaping customer requirements enables us to deliver pragmatic business strategies grounded with strong technical underpinnings. We also believe our exclusive strategy focus allows us to develop objective solutions without a bias towards implementing any particular technology solution. Finally, our focus enables us to recruit highly experienced strategy consultants who want to work with senior Global 2000 executives exclusively around complex digital business issues within an entrepreneurial environment.

   Immediate and Specific Digital Business Strategies. Our objective in each engagement is to create a comprehensive digital business strategy that provides our clients with an immediate and specific plan of action. Our clients need strategies that can be rapidly deployed rather than voluminous reports and protracted implementation plans. The digital business strategies we develop are comprehensive in scope and not only address strategic issues related to a client's organizational structure, operations and financial model, but also ensure that the solution is technologically feasible and is consistent with the client's customer and branding strategies.

   Flexible Service Offerings. Our distinct service offerings allow our clients to choose the scope and delivery method of strategic advice that are best suited to their needs. Our Digital Business Consulting services allow clients to engage us for complex projects that will provide them with extensive and dedicated interaction with our strategy consultants. Our eStrategy Direct service allows our clients to access strategic advice on a real-time basis through online access to our in-depth knowledge base of strategy analysis and thorough direct interaction with our strategy consultants. Finally, our eStrategy Executive Council allows our clients to share ideas and experiences and discuss emerging digital business issues with a group of their peers. These services enable our clients to interact with us on a continuous basis while positioning us as their ongoing strategic advisor.

   Vertical Market Expertise. Our targeted market focus allows us to provide highly relevant, insightful and industry-specific advice to our clients through each of our service offerings. We currently focus on the following vertical markets: financial services; retail and consumer goods; technology, media and communications; and industrial and life sciences. In each of these markets we have hired industry experts, developed industry-specific knowledge and created service offerings that address the critical issues facing companies in these industries. We have also structured our direct sales and marketing organizations to promote our service offerings in these target vertical markets. By taking a vertical market approach, we have developed a substantive base of industry-specific expertise that can be accessed by our strategy consultants and our clients.

   Rapid Time to Results. Our strategy focus, disciplined methodologies and vertical market expertise enable us to provide all of our service offerings in a rapid timeframe. By leveraging the intellectual capital we gain in each of our service offerings, we are able to deliver digital business strategies in an average of six to eight weeks, rather than the several months required by traditional strategy consulting firms. In addition, our eStrategy Direct and eStrategy Executive Council provide our clients with ongoing real-time strategic advice that enables them to accelerate decision making on specific strategy issues.

Services

   We believe our integrated service offerings, Digital Business Strategy Consulting and Mainspring Direct (comprised of eStrategy Direct and eStrategy Executive Council), offer our clients a broad and comprehensive range of Digital strategy consulting services. These offerings provide us with access to a broad client base in which we can identify clients' strategic needs and provide them with considerable flexibility in selecting the digital business strategy consulting services they want. Each of our offerings is priced on a stand-alone basis. Our Digital Business Strategy Consulting services are priced on a fixed-time, fixed-fee basis while our eStrategy Direct and eStrategy Executive Council are subscription-based offerings.

 Digital Business Strategy Consulting

   Digital Business Strategy Consulting is our project-based consulting service. In delivering this service, we utilize a team of highly experienced consultants who currently have an average of six years of digital business strategy and/or traditional strategic consulting experience. The experience of our consultants is further enhanced by our proprietary market analyses, digital business frameworks and vertical market expertise. Our goal on each project is to develop and deliver strategies in a rapid timeframe, and our consulting projects typically last six to eight weeks.

   Mainspring's approach to digital business strategy provides the fundamental basis for all our consulting work. Our approach is comprehensive and is focused on building business models, creating customer experiences, defining technology solution architectures and commercializing digital business strategy plans. This approach enables our clients to address complex strategy issues that span new business, customer and technology requirements. The following highlights the key elements of our strategy approach:

  . Building the Business Model: Building the business model includes defining the business opportunity, estimating the necessary investment required, building a preliminary launch plan and defining key business performance measures.

  . Creating the Customer Experience: As the business strategy drives the future direction of the business, there must also be a complementary creative strategy that defines how customers will interact with the business both in an offline and online environment.

  . Defining the Technology Solution Architecture: The definition of a business plan for the digital economy requires not only innovation of new business models but also a clear understanding of the technology solution architecture needed to implement the new business model.

  . Commercializing the digital business strategy: The successful commercialization of a digital business strategy requires defining the appropriate organizational structure, marketing plan, success metrics, launch plans and key partnerships.

   In response to evolving market conditions and client needs, we recently introduced a series of new service offerings designed to enhance our overall Digital Strategy Consulting service. Specifically, this suite of offerings is aimed at helping Global 2000 companies better prioritize, evaluate and accelerate their digital business initiatives. Consistent with our overall approach, these new offerings are aligned across the following three areas:
Business Strategy offerings (such as offerings relating to the identification and implementation of new ventures and mobile and wireless strategies); Business Optimization offerings (such as CRM strategies and marketing initiatives) and Technology Enablement offerings (such as technology planning and build management).

 Mainspring Direct

   Mainspring Direct is our bundled subscription/membership service offering, which is comprised of eStrategy Direct and eStrategy Executive Council.

   eStrategy Direct

   eStrategy Direct is an online strategy consulting service that provides clients with industry-focused consulting studies and limited access to Mainspring's strategy consultants on an annual subscription basis. Clients purchase the service for their particular vertical market and receive a limited number of online strategy consulting sessions with Mainspring's strategy consultants. Clients can use these virtual, interactive sessions to discuss the implications of our analyses on their company or to obtain advice about specific initiatives. Clients also receive online access to in-depth industry or issue-focused consulting studies. Each study typically includes analysis of customer needs, industry competitors, economic models and strategic business alternatives. Clients also receive articles on current industry events, known as "Executive Briefings," or on innovative business models of other companies, known as "Cases-in-Point." All studies and articles are delivered electronically via Mainspring's web site or e-mail.

   eStrategy Executive Council

   Through our eStrategy Executive Council, we bring together senior executives of Global 2000 companies in an exclusive online and in-person forum for exchanging ideas and experiences in support of accelerating their digital business readiness. We work with Council members to identify key digital business strategy issues and develop proprietary surveys and analyses. We also sponsor online and quarterly face-to-face meetings of Council members to exchange leading business practices and pragmatic, experience-based advice. The Council's agenda for these meetings is largely driven by the members themselves. Recent topics have included selecting the appropriate organizational models, managing distribution channel conflict issues; structuring partnership arrangements; and winning customers across both online and offline channels.

   To enable Council members to more efficiently make timely decisions, Mainspring has implemented a proprietary knowledge-sharing process that allows Council members to request advice from other members on a real-time basis. Members make their requests directly to Mainspring, which in turn distributes the request anonymously to other Council members by e-mail. Members with relevant experience respond to the request and, if appropriate, communicate directly with the originating member.

Sales and Marketing

   We have developed a direct sales model that is comprised of dedicated business development and marketing professionals that market and sell our services primarily to Global 2000 companies. Our business development professionals are organized into teams along each of our four vertical markets and are primarily responsible for making sales calls to potential clients. Our marketing professionals focus on creating broad recognition for Mainspring's brand, as well as within our targeted industries.

   Our sales and marketing process is structured to maximize the efforts of our business development and marketing professionals and strategy consultants to more effectively penetrate a targeted pipeline of key prospects and clients. Our sales process starts with our business development professionals who identify prospects, initiate contact, qualify leads, determine who key decision makers are, set up initial meetings and assist in the development of project proposals. Our senior strategy consultants are deployed typically at the end of the process and meet with executives at pre-qualified prospect companies to determine their needs and define the appropriate approach. Ongoing client interaction and account growth is managed by both the business development professionals and consultants.

   We maintain our client contacts and corresponding business development and marketing information in a central database management system. Our marketing and business development professionals use this information to identify new opportunities for sales, monitor renewal dates of subscription offerings, measure marketing program return on investment and project monthly, quarterly and annual sales.

   In the years ended December 31, 2000, 1999 and 1998, substantially all of our revenues were generated within North America.

Competition

   The strategy consulting market includes many participants and is intensely competitive. We compete against large strategic management consulting firms such as Boston Consulting Group and McKinsey & Co.; Internet professional services firms such as DiamondCluster; strategic consulting practices of large information technology and consulting firms such as KPMG Consulting and Accenture; professional services groups of large technology companies such as IBM; and internal strategy management and information technology departments.

   Many of our competitors have longer operating histories, larger installed client bases, widespread brand recognition and significantly greater financial, technical, marketing and public relations resources than us. We believe the principal competitive factors in our industry are quality of services and strategic expertise; vertical market knowledge, reputation and experience of professionals delivering services; brand recognition; effectiveness of sales and marketing efforts; value of services compared to the price of such services; project management capabilities; and the ability to provide services on a broad geographic basis.

   There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the strategy consulting market. Therefore, we must rely on the skill of our personnel and the quality of our client service to differentiate us from our potential competitors. We cannot be sure that existing or future competitors will not develop or offer superior services or services that have greater customer acceptance than the services we offer.

Employees

   As of March 15, 2001, we had a total of 256 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Intellectual Property

   We seek to protect our intellectual property through a combination of trademark, patent, service mark, copyright and trade secret laws. We enter into confidentiality agreements with all of our employees and use our best efforts to limit access to and distribution of confidential information generated from within our business or disclosed by third parties. In addition, we have entered into non-competition agreements with substantially all of our employees, which prohibit them from working for a competitor of Mainspring for a period of one year following termination of employment.

   We consider the frameworks, methodologies and expertise generated through our three service offerings to be our intellectual property. Our contracts with clients generally provide that we retain ownership of all intellectual property developed in our client engagements and that our clients may use this intellectual capital for internal business purposes only. Although we believe that our intellectual property has significant value, we also believe that due to the rapid business changes that characterize the digital economy, the innovative skills, strategy expertise and creativity of our personnel may be more important than our intellectual property.

   We pursue the protection of our trademarks in the United States and in several foreign jurisdictions. We have registered trademarks in the U.S. and in several foreign jurisdictions for the MAINSPRING mark and the COIL SPRING logo, and we have pending trademark registration applications in other foreign jurisdictions. We have filed for U.S. and international patent protection of our invention of a computerized knowledge brokerage system, which is used to deliver consulting online in our eStrategy Executive Council and eStrategy Direct service offerings.

 Executive Officers of Mainspring

   Below are the name, age and principal occupations for the last five years of each current executive officer of Mainspring. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

        Name        Age                  Background/Biography
        ----        ---                  --------------------
 John M. Connolly..  48 Mr. Connolly founded Mainspring and has served as its
                        Chairman, President and Chief Executive Officer since
                        its inception in April 1996. From 1993 to 1996, Mr.
                        Connolly served as Chairman, Chief Executive Officer
                        and President of ITP Media Group. From 1989 to 1992,
                        Mr. Connolly served as President and CEO of Course
                        Technology, Inc., a leading publisher of educational
                        materials that he co-founded in 1989; Course
                        Technology, Inc. was acquired by the Thomson
                        Corporation in December 1992. Mr. Connolly serves as
                        a director of Student Advantage, Inc.

 Mark A. Verdi.....  34 Mr. Verdi joined Mainspring in August 1996 as its
                        Chief Financial Officer, Senior Vice President,
                        Finance and Operations, Secretary and Treasurer. In
                        1999, Mr. Verdi was elected to its board of
                        directors. From 1994 to 1996, Mr. Verdi attended
                        Harvard Business School. From 1988 to 1994, Mr. Verdi
                        worked in the Entrepreneurial Services Center for the
                        Price Waterhouse High Technology Group, serving as
                        senior manager in 1994.

         Name         Age                 Background/Biography
         ----         ---                 --------------------
 Michael J. Armano...  49 Mr. Armano joined Mainspring in March 2000 as Chief
                          People Officer, Senior Vice President. From 1993 to
                          2000, Mr. Armano worked at The Boston Consulting
                          Group, most recently as the worldwide director of
                          human resources. From 1990 to 1993, Mr. Armano
                          served as the director of human resources for
                          Fidelity Investments.

 Joseph L. Gagnon....  40 Mr. Gagnon joined Mainspring in October 1999 as
                          Senior Vice President, eStrategy Consulting and New
                          York Office General Manager. From 1989 to 1999, Mr.
                          Gagnon worked at Ernst & Young, most recently as a
                          partner in Ernst & Young's global eCommerce
                          practice from 1996 to 1999. From 1992 to 1996, Mr.
                          Gagnon held numerous leadership positions in Ernst
                          & Young's Center for Technology Enablement.

 Ruth M. Habbe.......  46 Ms. Habbe joined Mainspring in October 1997 as
                          Senior Vice President, Marketing. From 1994 to
                          1997, Ms. Habbe served as Vice President, Marketing
                          of Forrester Research, a technology research firm.
                          For 1993, Ms. Habbe served as Vice President,
                          Marketing of Imagery Software.

 Randall S. Hancock..  36 Mr. Hancock joined Mainspring in September 1998 as
                          Senior Vice President, eStrategy Direct and eStrategy Executive Council. From 1994 to 1998, Mr.
                          Hancock served as director of the Gemini Strategic
                          Research Group, a unit of Gemini Consulting, formerly known as the MAC Group, which he founded in 1994. From 1991 to 1993, Mr. Hancock served as a strategy consultant at Gemini Consulting.

 Eric R. Pelander....  45 Mr. Pelander joined Mainspring in January 2000 as
                          Senior Vice President, Business Development and
                          Industry Practices. From 1991 to 1999, Mr. Pelander
                          was a partner at Ernst & Young, most recently as
                          managing director of Strategic Advisory Services
                          from 1996 to 1999.

 S. Ming Tsai........  39 Mr. Tsai joined Mainspring in October 1999 as
                          Senior Vice President, eStrategy Consulting. From
                          1997 to 1999, Mr. Tsai was a partner at Ernst &
                          Young, leading its eCommerce strategy practice.
                          From 1987 to 1997, Mr. Tsai was a senior manager
                          with The Boston Consulting Group where he focused
                          on general business and eCommerce strategies. From
                          1982 to 1987, Mr. Tsai was a senior consultant with
                          Andersen Consulting, working as a technology
                          specialist in online transaction systems.

ITEM 2. PROPERTIES

   We are headquartered in Cambridge, Massachusetts, where we lease approximately 63,000 square feet. Our lease expires in July 2005. We have also leased and currently occupy office space in New York City totaling 22,000 square feet. This lease expires in January 2010.

ITEM 3. LEGAL PROCEEDINGS

   Mainspring is not currently a party to any material litigation. From time to time Mainspring is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims will not have a material adverse effect on Mainspring's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

Price Range of Common Stock

   The Company's common stock has traded on the Nasdaq National Market under the symbol "MSPR" since July 27, 2000. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.

      Quarter Ended                                                  High   Low
      -------------                                                 ------ -----
      September 30, 2000........................................... $16.63 $6.06
      December 31, 2000............................................ $ 7.94 $2.06

   As of March 23, 2000 there were approximately 310 stockholders of record of the Company's common stock.

Dividend Policy

   In fiscal 2000 and 1999, we did not declare any cash dividends nor do we anticipate declaring dividends in the foreseeable future. In addition, the terms of our bank line of credit agreement, which we entered into in 2001, prohibit the payment of cash dividends on our capital stock. It is our intention to retain all future earnings, if any, for reinvestment to fund the expansion and growth of our business. Any future dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial condition, capital requirements, and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000, are derived from and are qualified by reference to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the period from inception through December 31, 1996 and for the year ended December 31, 1997, and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998, have been derived from audited consolidated financial statements of Mainspring that do not appear in this Annual Report on Form 10-
K. The historical results are not necessarily indicative of the operating results to be expected in the future.

                         Period from
                          inception
                           through             Year Ended December 31,
                         December 31, ----------------------------------------------
                             1996       1997      1998       1999       2000
                         ------------ --------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Statement of Operations
 Data:
Revenue:
  Consulting............   $    --    $    --   $     178  $   6,277  $  35,216
  Subscriptions.........        --          84        455        754      1,971
                           --------   --------  ---------  ---------  ---------
    Total revenue.......        --          84        633      7,031     37,187
                           --------   --------  ---------  ---------  ---------
Cost of revenue:
  Consulting............        --         --         139      3,272     18,843
  Subscriptions.........        --         784        994      1,366      3,030
                           --------   --------  ---------  ---------  ---------
    Total cost of
     revenue............        --         784      1,133      4,638     21,873
                           --------   --------  ---------  ---------  ---------
    Gross margin........        --        (700)      (500)     2,393     15,314
                           --------   --------  ---------  ---------  ---------
Operating expenses:
  Research and
   development..........        825      2,205        993      1,801        263
  Selling, general and
   administrative.......      1,012      2,878      3,908     11,745     34,443
  Stock-based
   compensation.........        --         --         --       1,895      3,177
                           --------   --------  ---------  ---------  ---------
    Total operating
     expenses...........      1,837      5,083      4,901     15,441     37,883
                           --------   --------  ---------  ---------  ---------
Loss from operations....     (1,837)    (5,783)    (5,401)   (13,048)   (22,569)
Interest income, net....        110        356        238        354      2,586
                           --------   --------  ---------  ---------  ---------
    Net loss............   $ (1,727)  $ (5,427) $  (5,163) $ (12,694) $ (19,983)
                           ========   ========  =========  =========  =========
Basic and diluted net
 loss per share.........   $  (3.35)  $  (4.81) $   (3.40) $  (12.44) $   (2.98)
                           ========   ========  =========  =========  =========

                                         As of December 31,
                         ------------------------------------------------------
                             1996       1997      1998       1999       2000
                         ------------ --------  ---------  ---------  ---------
                                             (in thousands)
Balance Sheet Data:
Cash, cash equivalents
 and short-term
 investments............   $  9,773   $  7,430  $   2,975  $  33,606  $  70,881
Total assets............     10,219      8,404      4,040     36,529     84,542
Total long-term debt....        221        424        148          8        --
Redeemable convertible
 preferred stock........     11,090     13,870     13,870     58,509        --
Total stockholders'
 equity (deficit).......   $ (1,792)  $ (7,261) $ (12,655) $ (30,114) $  64,163

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

   Mainspring is a strategy consulting firm that focuses on developing digital business strategies that offer an immediate and specific plan of action. We work primarily with Global 2000 companies to help them develop, commercialize and optimize online and offline businesses. Mainspring provides the following integrated service offerings: Digital Business Strategy Consulting and Mainspring Direct, which is comprised of our eStrategy Direct and eStrategy Executive Council. In 1998, we began providing strategy consulting services, hiring business development professionals and administrative personnel, and building an operational infrastructure. Our number of full-time employees grew from 33 at December 31, 1997 to 309 at December 31, 2000. Our revenue grew from approximately $0.1 million in 1997 to approximately $37.2 million in 2000. Our net loss increased from approximately $5.4 million in 1997 to approximately $20.0 million in 2000.

   Each of our offerings is priced on a stand-alone basis. Our Digital Business Strategy Consulting services are priced on a fixed-time, fixed-fee basis. Revenue for our Digital Business Strategy Consulting services is recognized using either the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs or the completed contract method. We generally base our initial pricing for an engagement on the size, duration and complexity of the initial project. Given our relationships with our clients, a typical engagement will extend beyond the initial project to include additional follow-on projects and each will be priced separately. Because of the short-term nature of our projects and our ability to price discrete follow-on projects subsequent to our initial project, we believe our risks under fixed-fee contracts are limited. Provisions for estimated losses on uncompleted projects are recognized in the period in which losses become probable and can be reasonably estimated. Revenue from Digital Business Strategy Consulting services excludes reimbursable expenses charged to clients. For our Digital Business Strategy Consulting service, we generally bill a portion of our fees upon the signing of an agreement and the remainder upon completion of the engagement.

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

   Our revenue and earnings may fluctuate based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

   To date, our revenue has been derived primarily from providing our Digital Business Strategy Consulting services. During 1999 and 2000, 89% and 95%, respectively, of our revenue was derived from Digital Business Strategy Consulting, and 11% and 5%, respectively, was derived from our Mainspring Direct offering. We expect that Digital Business Strategy Consulting will continue to account for a major portion of our total revenue in the foreseeable future. Our revenue from Digital Business Strategy Consulting will be driven primarily by the number and scope of our Digital Business Strategy Consulting engagements and by the number of our strategy consultants. We also expect that our revenue from Mainspring Direct will increase over time but continue to decline as a percent of total revenue.

   In 2000, five clients accounted for approximately 29% of our total revenue, with no individual client accounting for more than 10% of revenue. Our revenue from any single client will vary from period to period, however, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations. In the year ended December 31, 2000, substantially all of our revenue was generated within North America and was denominated in U.S. dollars.

   Consulting cost of revenue consists primarily of compensation and benefits of our employees engaged in the delivery of Digital Business Strategy Consulting. Subscriptions cost of revenue consists primarily of compensation and benefits of our employees engaged in the delivery of our eStrategy Direct and eStrategy Executive Council services. Our consulting margins will vary in the future. These margins are affected by trends in utilization, defined as the percentage of professional services employees' time that is billed to clients, by our ability to accurately estimate costs associated with our fixed price offerings, and by market rates for our consultants. Any significant decline in fees billed to clients, the loss of a significant client, inaccurate estimates of consulting engagement costs or acceleration of hiring in advance of new business, would materially adversely affect our consulting margins. The costs associated with our eStrategy Direct and eStrategy Executive Council do not vary significantly as the number of clients using these services increases. Accordingly, the margins associated with these services would be adversely affected if we sell these offerings to fewer clients.

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

   Selling, general and administrative expenses consist of salaries, commissions and related expenses for personnel in sales, marketing and administrative functions, professional services fees, occupancy and facilities costs, and other general corporate expenses. We expect selling, general and administrative expenses to decrease as we are reducing additional investments in our advertising, information technology and operational infrastructure.

   Stock-based compensation consists of expenses arising from option grants. We have recorded aggregate deferred compensation totaling $13.5 million in connection with certain stock option grants through December 31, 2000. We will recognize stock-based compensation expenses through September 30, 2005, which is the end of the vesting period for the related options. Stock-based compensation represents the difference between the exercise price of options to purchase common stock granted to our employees and the fair value of these shares as of the date of grant, as subsequently determined for financial reporting purposes. These expenses also include the fair value of options granted to non-employees as of the date of grant, as subsequently determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123.

   From inception through December 31, 2000, we incurred net losses for federal and state tax purposes. We have not recognized any tax provision or benefit. As of December 31, 2000, we had approximately $34.8 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2001. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we believe it is more likely than not, as defined by generally accepted accounting principles, that the net deferred tax asset will not be realized. Accordingly, a 100% valuation allowance has been recorded.

Results of Operations

   The following table sets forth the percentage of revenues of certain items included in Mainspring's Consolidated Statements of Operations:

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1998   1999   2000
                                                            ----   ----   ----
   Revenue:
     Consulting............................................   28%    89%   95%
     Subscriptions.........................................   72     11     5
                                                            ----   ----   ---
       Total revenue.......................................  100    100   100
                                                            ----   ----   ---
   Cost of revenue:
     Consulting............................................   22     47    51
     Subscriptions.........................................  157     19     8
                                                            ----   ----   ---
       Total cost of revenue...............................  179     66    59
                                                            ----   ----   ---
       Gross margin........................................  (79)    34    41
                                                            ----   ----   ---
   Operating expenses:
     Research and development..............................  157     26     1
     Selling, general and administrative...................  617    167    93
     Stock-based compensation..............................   --     27     9
                                                            ----   ----   ---
       Total operating expenses............................  774    220   102
                                                            ----   ----   ---
   Loss from operations.................................... (853)  (186)  (61)
   Interest income, net....................................   38      5     7
                                                            ----   ----   ---
       Net loss............................................ (816)% (181)% (54)%
                                                            ====   ====   ===

 Years Ended December 31, 1999 and 2000

 Revenue

   Revenue from consulting services was $6.3 million for the year ended December 31, 1999 and increased to $35.2 million for the comparable period in 2000. This increase was the result of growing demand for Digital Business Strategy consulting services and increases in the size and number of our client engagements. Revenue from subcontracts was $0.5 million for the year ended December 31, 2000. Revenue from subscriptions was $0.8 million for the year ended December 31, 1999 and increased to $2.0 million for the comparable period in 2000. This increase was due to an increase in the number of clients subscribing to the eStrategy Direct service as well as the eStrategy Executive Council, our second subscription-based offering, that was not launched until the second quarter of 1999.

 Cost of Revenue

   Cost of revenue for consulting services was $3.3 million for the year ended December 31, 1999 and increased to $18.8 million for the comparable period in 2000. This increase was due to our increased headcount as well as higher strategy consultant compensation and benefits. Cost of revenue from subcontractors was $0.5 million for the year ended December 31, 2000. Cost of revenue for subscriptions was $1.4 million for the year ended December 31, 1999 and increased to $3.0 million for the comparable period in 2000. This increase was due to the hiring of additional professionals to support the eStrategy Direct and eStrategy Executive Council subscription services. Total cost of revenue for subscriptions has exceeded subscription revenues since 1997. We expect this trend to continue for the near term.

 Gross Margin

   Gross margin for consulting services was $3.0 million, or 47.8%, for the year ended December 31, 1999. Gross margin increased to $16.4 million, or 46.5%, for the comparable period in 2000. This dollar increase was due to increases in the size and number of our client engagements, while the decrease in gross margin percentage was the result of a decrease in utilization experienced in the fourth quarter of 2000. Gross margin for subscriptions was $(0.6) million, or (81.2)%, for the year ended December 31, 1999 and increased to $(1.1) million, or (53.7)%, for the comparable period in 2000. This increase was due to an increase in the number of clients subscribing to our eStrategy Direct and eStrategy Executive Council subscription services, for which we incurred additional expense to support but had a larger customer base over which to spread the costs. Total gross margin for subscriptions has been negative since 1997. We expect this trend to continue for the near term.

 Operating Expenses

   Research and development. Research and development expenses were $1.8 million for the year ended December 31, 1999 and decreased to $0.3 million for the comparable period in 2000. The decrease was primarily due to the decrease in costs associated with our strategic alliance with Bain & Company, established in September 1999. This strategic relationship required Bain & Company to perform research and development work for Mainspring that focused on challenges posed by the digital economy to companies within specific vertical markets, including apparel, consumer electronics and grocery retailing. This work was completed during the first quarter of 2000 and no additional work has been performed thereafter.

   Selling, general and administrative. Selling, general and administrative expenses were $11.7 million for the year ended December 31, 1999 and increased to $34.4 million for the comparable period in 2000. The increase from 1999 to 2000 was primarily due to approximately $13.9 million in increased compensation and related personnel cost. The remainder of the increase was attributable to the following: $3.3 million to recruiting and training, $1.0 million to travel, $2.2 million to facilities, $0.8 million to depreciation and $1.5 million to other administrative expenses.

   Stock-based compensation. Stock-based compensation expenses were $1.9 million for the year ended December 31, 1999 and increased to $3.2 million for the comparable period in 2000. Of the amount for the year ended December 31, 2000, the following amounts were excluded from the respective line items:
$2.2 million from consulting cost of revenue, $0.1 million from subscriptions cost of revenue, $16,000 from research and development expenses and $0.9 million from selling, general and administrative expenses. As of December 31, 2000, the balance in deferred compensation, a component of stockholders' equity, was $8.1 million. The increase in stock-based compensation is attributable to the increase in the number of employees and stock option grants during 2000.

   Interest income, net. Interest income, net is interest earned on our invested cash, cash equivalents and short-term investments, net of interest we incurred on our borrowings. Our interest income, net was $0.4 million for the year ended December 31, 1999 and increased to $2.6 million for the comparable period in 2000. The increase was the result of an increased balance of available funds for investing. Our borrowings had consisted of term notes used to fund purchases of equipment and were paid in full in 2000.

 Years ended December 31, 1998 and 1999

 Revenue

   Revenue from consulting services was first recognized in 1998 and totaled $0.2 million. This revenue increased to $6.3 million in 1999. The increase in consulting revenue was the result of growing demand for our strategy consulting services and increases in the size and number of our client engagements and in the number of our billable consultants. Revenue from subscriptions was $0.5 million in 1998 and increased to $0.8 million in 1999. For 1999, approximately $0.2 million of the increase was due to an increase in the number of clients subscribing to the eStrategy Direct service. The remainder, $0.1 million of the increase, was due to the launch of eStrategy Executive Council, our second subscription-based offering.

 Cost of Revenue

   Cost of revenue for consulting services was $0.1 million in 1998 and increased to $3.3 million in 1999. These increases were due to our increased rate of hiring as well as higher strategy consultant compensation and benefits. Cost of revenue for subscriptions $1.0 million in 1998 and $1.4 million in 1999. These increases were due to the hiring of additional professionals to support the eStrategy Direct and eStrategy Executive Council subscription services.

 Operating Expenses

   Research and development. Research and development expenses were $1.0 million in 1998 and increased to $1.8 million in 1999. $1.7 million of the 1999 expense was attributable to the establishment of and costs associated with our strategic alliance with Bain & Company.

   Selling, general and administrative. Selling, general and administrative expenses were $3.9 million in 1998 and $11.7 million in 1999. The increase from 1998 to 1999 was primarily due to approximately $4.2 million in increased compensation and related personnel cost. We increased the number of our sales, marketing and administrative personnel by 150% during this period. In addition, marketing campaigns and branding expenditures accounted for approximately $1.5 million of the increase. The remainder of the increase was attributable to the following: $0.4 million to recruiting, $0.6 million to travel, $0.4 million to facilities, $0.2 million to information technology services, $0.1 million to depreciation and $0.4 million to other miscellaneous expenses.

   Stock-based compensation. We did not incur any stock-based compensation expenses in 1998. Stock-based compensation expenses were $1.9 million in 1999. Of this amount, the following amounts were excluded from the respective line items: $0.9 million from consulting cost of revenue, $0.2 million from subscriptions cost of revenue, $8,000 from research and development expenses, and $0.8 million from selling, general and administrative expenses.

   Interest income, net. Interest income, net is interest earned on our invested cash, cash equivalents and short-term investments, net of interest expense we incurred on our borrowings. Our interest income, net was $0.2 million in 1998 and $0.4 million in 1999. The increase in interest income, net is a result of varying balances of available funds for investing, offset by interest expense incurred on equipment term notes.

Liquidity and Capital Resources

   From inception through December 31, 2000, we funded our operations primarily through the private sale of equity securities and borrowings. Net proceeds from the sale of redeemable convertible preferred stock from inception through the date of our initial public offering totaled $50.6 million.

   On August 1, 2000, we completed our initial public offering of four million shares of common stock at a price of $12.00 per share. We received net proceeds of $43.2 million after deducting $3.4 million in underwriting discounts and commissions and $1.4 million in other offering expenses.

   Upon the exercise of the over allotment option by the underwriters, we sold and additional 600,000 shares of common stock for net proceeds of approximately $6.7 million after deducting underwriting discounts and commissions of approximately $0.5 million.

   To date, we have not utilized any of the proceeds from our initial public offering. We have invested all such net proceeds primarily in U.S. Treasury obligations and other interest bearing investment grade securities.

   Mainspring has experienced a cumulative net loss since inception of approximately $45.0 million and expects to continue to incur losses in the near term. In addition, Mainspring has not yet generated cash from operations, and we will continue to need to increase revenues to achieve profitability; however, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve to eighteen months.

   In January 2001, Mainspring established a revolving line of credit with a bank under which it can borrow up to $1.0 million based upon a percentage of eligible accounts receivable. This line of credit expires on December 31, 2001. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under the terms of the agreement, Mainspring is required to comply with certain restrictive covenants, which require that Mainspring's quarterly net losses do not exceed certain amounts and that Mainspring maintain minimum amounts of liquidity. Mainspring is also restricted from paying dividends on its common stock while the line is outstanding. Mainspring's accounts receivable secure the line of credit. The line of credit has been used to secure a $0.8 million letter of credit held by one of Mainspring's landlords.

   Cash used in operations for 1998, 1999 and 2000 was $3.9 million, $5.0 million and $5.3 million, respectively. This increase was primarily a result of increased investments in infrastructure, branding and personnel costs, which resulted in a higher net loss, as well as increases in accounts receivable and unbilled revenue offset by increases in accounts payable, accrued expenses, deferred revenue and non-cash equity and depreciation charges.

   Cash provided by (used in) investing activities for 1998, 1999 and 2000 was $2.2 million, $(28.3) million and $19.3 million, respectively. This included purchases of property and equipment of $0.1 million, $0.8 million and $8.5 million in 1998, 1999 and 2000, respectively. Cash provided by investing activities decreased from 1998 to 1999 primarily as a result of purchases of short-term investments exceeding the proceeds from sales of short-term investments in 1999. From 1999 to 2000, cash provided by investing activities increased as a result of the proceeds of sales of short-term investments exceeding purchases of short-term investments in 2000.

   Cash provided by (used in) financing activities for 1998, 1999 and 2000 was $(0.5) million, $36.5 million and $51.1 million, respectively. The increase from 1998 to 1999 reflects the receipt of net proceeds from the sale of redeemable convertible preferred stock offset by the repayments of long-term debt. The increase from 1999 to 2000 reflects the receipt of net proceeds from the sale of common stock in connection with our initial public offering and stock option exercises offset by repayments of long-term debt.

Market Risk Disclosure

   We do not currently use derivative financial instruments. At December 31, 2000, all of our investments are classified as cash and cash equivalents. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Recently Issued Relevant Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Mainspring will implement SFAS No. 133, as amended, as required in 2001 and does not expect any material impact on its financial position or results of operations.

Certain Factors Which May Affect Future Results

   In addition to the other information in this report, the preceding Management's Discussion and Analysis should be considered carefully in evaluating the Company and our business. This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and are identified by terminology such as "may", "will", "could", "should", "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined under "Certain Factors Which May Affect Future Results" in this section of this report and our other filings with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

   We do not provide financial performance forecasts. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

 We have a history of operating losses and expect to incur losses in the future

   We experienced a net loss of $12.7 million for 1999, a net loss of $20.0 million for the year ended December 31, 2000 and a cumulative net loss of $45.0 million for the period from inception through December 31, 2000. We expect to reduce our operating and infrastructure expenses and leverage the existing infrastructure as we expand our business. However, we will continue to need to increase revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant risks and uncertainties that affect our business. In addition, we have not yet generated cash from operations and because we plan to continue to expand and develop our business, we may fail to generate cash from operations in the future.

 Our business could be harmed if client demand decreases as companies reduce spending on professional services due to general future economic uncertainty

   Our future success depends upon continued demand for consulting services within the professional services industry. Recently, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on business and technology consulting initiatives as a result. In addition, the severe financial difficulties which many Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If as a result of future economic uncertainty, companies continue to reduce spending on consulting or similar professional services our business could be seriously harmed.

 The loss of a large client or the failure to collect a large account receivable could significantly reduce our revenues

   We derive a significant portion of our revenues from large clients. In 2000, our five largest clients collectively accounted for approximately 29% of our revenues. We may not sustain the volume of work that we currently perform for these clients, and there is a risk that they may not retain us in the future. Any cancellation, deferral or significant reduction in the work performed for these clients or a significant number of our other smaller clients could materially and adversely affect our revenues. In addition, if we fail to collect a large account receivable, we could be subjected to significant financial exposure.

 Our business will be negatively affected if we do not keep up with rapid technological changes, evolving industry standards and changing client requirements

   The digital economy is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to keep pace with these changes and advise our clients according to the most up-to-date commercial and technological information available. We may be unable, for technological or other reasons, to provide strategic consulting services that keep pace with these changes. Among the most important challenges facing us is the need to:

   .  effectively incorporate leading technologies in our strategic advice;

  . continue to develop our strategic and technical expertise;

  .respond to emerging industry standards and other technological changes;

  .enhance our current service offerings; and

  .develop new services that meet changing customer needs.

   We cannot assure you that we will succeed in effectively meeting these challenges in a timely and cost-effective manner. Any failure to do so could harm our business.

 Our success depends on increased adoption and acceptance of digital technologies as a means for commerce

   Our future success depends primarily on Global 2000 companies needing strategic advice on conducting business digitally. If digital commerce does not continue to grow, or grows slower than expected, it would be a less important means of commerce for our existing and potential clients. As a result, the demand for our consulting services would decrease, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject digital commerce as a viable commercial medium for a number of reasons, including general economic expectations and the investment community's view of digital or Internet ventures.

 We depend on our key personnel and their relationships, and the loss of their services may adversely affect our ability to attract and retain clients

   We believe that our success will depend on the continued employment of our senior management team and other key personnel. Because we are a consulting services business, our revenue is highly dependent on the quality of the strategy professionals we recruit and hire. The revenue generated by these strategy professionals is often dependent on their relationships with clients. This dependence is particularly important to our business because these relationships are a critical part of obtaining and maintaining client engagements. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, our business could be seriously harmed. In addition, if any of our key personnel join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or those of a new company.

 If we do not retain experienced strategy professionals we may not be able to sustain our business

   Our future success depends in part on our ability to retain experienced strategy professionals. The experienced strategy professionals that we recruit and hire often command high salaries, and those high salaries may adversely affect our net income. If a significant number of our current employees leave, we may be unable to meet our business plans and may fail to complete existing projects or bid for new projects of similar scope and revenue. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. Any inability to hire or retain employees would cause our business to suffer.

 Because our revenues are generated on a project-by-project basis and are unpredictable and the absence of long term contracts with clients, our revenues could decline unexpectedly

   We derive our revenues primarily from fees for services generated on a project-by-project basis. These projects vary in size and scope, as well as in the fee charged for our services. A client that accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. In addition, after we complete a project, we have no assurance that a client will retain us in the future. In addition, our clients are generally able to reduce or cancel the use of our professional services without penalty. As a result, we believe that the number of clients or the number and size of our existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies, or cancels a project, there is no assurance that we will be able to deploy rapidly our professionals to other projects in order to minimize the underutilization of employees and resulting adverse impact on operating results. We may not be able to replace cancelled or reduced contracts with new business with the result that our revenues could decline.

 Because we derive a substantial portion of our revenues from fixed fee contracts, we may lose money if we misjudge the time and resources necessary to complete the project

   We derive a substantial portion of our revenues from fixed-fee contracts. If we misjudge the time and resources necessary to complete a project, we may incur a loss in connection with the project.

 Our quarterly revenues and operating results are likely to vary unpredictably due to a variety of external factors

   We expect our quarterly revenues and operating results to be volatile and difficult to predict from quarter to quarter. Factors that may cause our results to fluctuate include:

  . the amount and timing of demand by our clients for strategy consulting services;

  . cancellations or reductions in the scope of major projects;

  . unanticipated variations in the size, budget, number or progress toward completion of our engagements;

  . changes in our pricing policies or those of our competitors;

  . the efficiency with which we utilize our employees, including our ability to transition employees from completed to new engagements;

  . the cost of attracting and retaining experienced personnel; and

  . our ability to manage our operating costs.

   Because a high percentage of our expenses, such as employee and facilities costs, is fixed, any of the factors listed above could cause significant variations in our operating results in any given quarter. If our results in any future period fall below the expectations of securities analysts or investors, the market price of our common stock could fall.

 Because we have operated for just over two years in the consulting services business, our financial statements may not be adequate to evaluate our future success

   Because we were formed in 1996 and did not offer consulting services until 1998, we have a limited operating history upon which one can evaluate our business. The limited period during which we have provided our consulting services makes it more difficult to predict whether or not we will be successful. Our chances of financial and operational success depend on the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond our control. Because the digital economy is new and rapidly evolving, we do not know if there will be sustainable demand for our service offerings and, as a result, we face many uncertainties.

 Actual and perceived conflicts of interest may restrict us in obtaining new clients

   Actual and perceived conflicts of interest are inherent in our industry. We sometimes decline to accept potential clients because of actual or perceived conflicts of interest with our existing clients. In addition, potential clients may choose not to retain us for reasons of actual or perceived conflicts of interest. Some clients have conditioned their purchase of our services on our agreement not to perform services for their competitors for a specified period of time. If we decide not to perform services for a particular client's competitors, or are restricted from doing so, or if potential clients in an industry choose not to retain us because of actual or perceived conflicts, our revenues from that industry segment may decline significantly.

 If we do not protect our knowledge base and intellectual capital, our revenues may be reduced

   We must preserve our knowledge base and intellectual capital as confidential and proprietary in order to create a competitive advantage in the strategy consulting industry. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. While we generally own all of the intellectual property we develop in the course of our client engagements, this matter may be subject to negotiation in some circumstances. Issues relating to the ownership of and rights to use intellectual property developed during the course of a client engagement can be complicated. Disputes may arise that affect our ability to resell or reuse our intellectual property. We may have to pay economic damages in these disputes which could adversely affect our business.

   If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. Further, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, the risks associated with protecting our intellectual property will increase.

 Because our market is highly competitive with low barriers to entry, new entrants could emerge to capture market share from us

   We expect competition to intensify as the digital economy evolves. We compete with large strategic consulting firms, Internet professional services firms, strategic consulting practices of large information technology consulting firms, and the in-house information technology, marketing and design departments of our clients. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and client requirements.

   There are relatively few barriers preventing competitors from entering our market. As a result, new market entrants pose a threat to our business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could harm our business.

 Our failure to meet our clients' expectations could result in negative publicity and losses and could subject us to liability for the services we provide

   Many of the services we provide are critical to the operations of our clients' businesses. As our client engagements become larger and more complex, we face increased management and consulting challenges and greater risk of mistakes. Any failure on our part to deliver these services in accordance with our clients' expectations could result in:

  . delayed or lost client revenues;

  . adverse client reactions;

  . negative publicity;

  . additional expenditures to correct the problem; and

  . claims against us.

   While our agreements with clients often limit our liability for damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more claims against us could harm our business.

 Our stock price has been volatile and unpredictable

   The market price of our common stock has been volatile. Our common stock has been listed on the Nasdaq National Market since July 27, 2000. The closing market price of our common stock has experienced variations, and since our initial public offering through March 23, 2001, our high and low sales price has ranged from a high of $19.37 to a low of $1.75. The stock market in general, and the market for professional services firm stocks in particular, has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to:

  . our perceived prospects;

  . variations in our operating results and our achievement of key business targets;

  . changes in securities analysts' recommendations or earnings estimates;

  . differences between our reported results and those expected by investors and securities analysts;

  . announcements of new contracts or service offerings by us or our competitors;

  . market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

  . general economic or stock market conditions unrelated to our operating performance.

   Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

 Concentration of ownership may limit your ability to influence corporate matters

   Our executive officers, directors and significant shareholders collectively own approximately 55% of the outstanding shares of our common stock. If these shareholders choose to act or vote together, they will have the power to control the election of our directors, and the approval of any other action requiring the approval of our shareholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

 In the event we are unable to comply with Nasdaq listing requirements our securities could be delisted and the ability of broker-dealers and our stockholders to sell our securities could be negatively affected.

   Our common stock is currently listed on the Nasdaq National Market. For continued listing of the Company's common stock on the Nasdaq National Market, it must, among other things, maintain a minimum bid price of $1.00 for 30 consecutive business days. If the Company's common stock is delisted, trading, if any, of our securities would thereafter be conducted on a non-Nasdaq, over-the-counter market and an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. In addition, if our securities were delisted, they may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell our securities and the ability of the stockholders to sell their securities.

 We may need to raise additional capital, which may not be available to us, and which may, if raised, dilute shareholder ownership interest in us

   We expect that our current cash will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve to eighteen months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

  . open new offices;

  . create new service offerings and expand into new vertical markets;

  . enhance our infrastructure;

  . hire, train and retain employees;

  . keep up with technological advances;

  . respond to competitive pressures or unanticipated requirements; or

  . pursue acquisition opportunities.

   Our failure to do any of these things could restrict our growth, hinder our ability to compete and seriously harm our financial condition. Additionally, if we are able to raise additional funds through equity financings, our shareholders' ownership interest in us will be diluted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates primarily as a result of our investing activities. We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Cash equivalents and marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of money market instruments, certificates of deposit with a bank, and U.S. Treasury bills. We currently do not hedge interest rate exposure, but do not believe that an increase in interest rates would have a material effect on the value of our marketable securities.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

   Mainspring's Consolidated Financial Statements and Schedules and the Report of the Independent Accountants, appear beginning on page F-1 attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

   The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

Executive Officers of the Corporation

   The response to this Item is contained in Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION

   The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Compensation and other Information Concerning Directors and Executive Officers" and is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. 1. Consolidated Financial Statements.

   For a list of the consolidated financial information included herein, see Index to Consolidated Financial Statements on Page F-1.

   2. Financial Statement Schedules.

   The following financial statement schedules and Report of Independent Accountants on Financial Statement Schedules are included:

                                                                            Page
                                                                            ----
Report of Independent Accountants on Financial Statement Schedules......... S-1
Valuation and Qualifying Accounts.......................................... S-2

   3. List of Exhibits.

   The following exhibits are filed or incorporated by reference as part of this Report.

  3.1  Fifth Amended and Restated Certificate of Incorporation of Mainspring
       (filed as Exhibit 3.3, 4.1 to Mainspring's Registration Statement on
       Form S-1 (No. 333-30168) and incorporated herein by reference)

  3.2  Amended and Restated By-laws of Mainspring (filed as Exhibit 4.2 to
       Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

  4.1  Specimen Certificate for shares of Mainspring's Common Stock (filed as
       Exhibit 4.3 to Mainspring's Registration Statement on Form S-1 (No. 333-
       30168) and incorporated herein by reference).

 10.1* Mainspring, Inc. Amended and Restated 1996 Omnibus Stock Plan (filed as
       Exhibit 10.1 to Mainspring's Registration Statement on Form S-1 (No.
       333-30168) and incorporated herein by reference).

 10.2* Mainspring, Inc. 2000 Stock Option and Incentive Plan (filed as Exhibit
       10.2 to Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.3* Mainspring, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit
       10.3 to Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.4* Mainspring, Inc. 2000 Non-Employee Director Stock Option Plan (filed as
       Exhibit 10.4 to Mainspring's Registration Statement on Form S-1 (No.
       333-30168) and incorporated herein by reference).

 10.5* Full Recourse Promissory Note, dated August 31, 1999, between the
       Company, as lender, and Ming Tsai (filed as Exhibit 10.5 to Mainspring's
       Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.6  Lease Agreement, dated as of July 31, 1996, between the Company and
       River Front Office Park Associates II Limited Partnership for office space located at One Main Street, Cambridge, Massachusetts 02142 (filed as Exhibit 10.6 to Mainspring's Registration Statement on Form S-1 (No.
       333-30168) and incorporated herein by reference).

 10.7  Amendment No. 1 to Agreement of Lease, dated September 1998, between the
       Company and Riverfront Office Park Associates II Limited Partnership for office space located at One Main Street, Cambridge, Massachusetts 02142
       (filed as Exhibit 10.7 to Mainspring's Registration Statement on Form S-
       1 (No. 333-30168) and incorporated herein by reference).


 10.8 Amendment No. 2 to Agreement of Lease, dated November 30, 1998, between the Company and Riverfront Office Park Associates II Limited
        Partnership for office space located at One Main Street, Cambridge, Massachusetts 02142 (filed as Exhibit 10.8 to Mainspring's Registration
        Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.9 Amendment No. 3 to Agreement of Lease, dated January 31, 2000, between the Company and BRE Riverfront LLC for office space located at One Main
        Street, Cambridge, Massachusetts 02142 (filed as Exhibit 10.9 to
        Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.10  Lease Agreement, dated January 2000, between the Company and 404 Fifth
        LLC for office space located at 404 Fifth Avenue, New York, New York
        10018 (filed as Exhibit 10.10 to Mainspring's Registration Statement on
        Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.11 Series E Preferred Stock Purchase Agreement, dated November 18, 1999, between the Company and the several Purchasers set forth on Schedule
        1.1 thereto (filed as Exhibit 10.11 to Mainspring's Registration
        Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.12* Employment Agreement between the Company and John Connolly (filed as
        Exhibit 10.12 to Mainspring's Registration Statement on Form S-1 (No.
        333-30168) and incorporated herein by reference).

 10.13 Amendment No. 4 to Agreement of Lease, dated March 10, 2000, between the Company and BRE/Riverfront LLC for office space located at One Main
        Street, Cambridge, Massachusetts 02142 (filed as Exhibit 10.13 to
        Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 10.14* Full Recourse Promissory Note, dated March 15, 2000, between the
        Company, as lender, and Michael J. Armano (filed as Exhibit 10.14 to
        Mainspring's Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 21     Subsidiary of Mainspring (filed as Exhibit 21 to Mainspring's
        Registration Statement on Form S-1 (No. 333-30168) and incorporated herein by reference).

 23     Consent of PricewaterhouseCoopers LLP

--------

    * Indicates a management contract or any compensatory plan, contract or arrangement.

b.Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.

c. Financial Statement Schedules

  The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedules listed in Item 14(a)(2) above, which is attached hereto.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on March 29, 2001.

                                          Mainspring, Inc.

                                                     /s/ John Connolly
                                          By: _________________________________
                                                       John Connolly
                                                 President, Chief Executive
                                                          Officer
                                                 and Chairman of the Board

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ John Connolly            President, Chief Executive   March 29, 2001
______________________________________  Officer and Chairman of
            John Connolly               the Board (Principal
                                        Executive Officer)

            /s/ Mark Verdi             Senior Vice President and    March 29, 2001
______________________________________  Chief Financial Officer
              Mark Verdi                (Principal Financial and
                                        Accounting Officer),
                                        Director

                                       Director                     March 29, 2001
______________________________________
             Paul Maeder

                                       Director                     March 29, 2001
______________________________________
            William Kaiser

         /s/ Anthony Brenner           Director                     March 29, 2001
______________________________________
           Anthony Brenner

           /s/ Bruce Barnet            Director                     March 29, 2001
______________________________________
             Bruce Barnet

         /s/ Lawrence Begley           Director                     March 29, 2001
______________________________________
           Lawrence Begley

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Mainspring, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing in this 2000 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston Massachusetts
February 6, 2001

                               MAINSPRING, INC.
                         FINANCIAL STATEMENT SCHEDULES
                                (in thousands)

Reserves and allowances deducted from asset accounts

                                Balance at
                                beginning  Charged to            Balance at end
          Description           of period  operations Deductions   of period
          -----------           ---------- ---------- ---------- --------------
Year ended December 31, 1998
  Valuation allowance for
   deferred tax assets.........   $2,871     $2,169      $--        $ 5,040
  Allowance for doubtful
   accounts....................       10         80       --             90

Year ended December 31, 1999
  Valuation allowance for
   deferred tax assets.........   $5,040     $4,235      $--        $ 9,275
  Allowance for doubtful
   accounts....................       90        --          6            84

Year ended December 31, 2000
  Valuation allowance for
   deferred tax assets.........   $9,275     $6,892      $--        $16,167
  Allowance for doubtful
   accounts....................       84        170        30           224

   All other schedules are omitted because they are not applicable or the required information is shown in the other Financial Statements or Notes thereto.

                                MAINSPRING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................... F-2

Consolidated Balance Sheets at December 31, 1999 and 2000................. F-3

Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000...................................................... F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the years ended December 31, 1998,
 1999 and 2000............................................................ F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mainspring, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mainspring, Inc. and its subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 6, 2001

                                MAINSPRING, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          Assets
Current assets:
  Cash and cash equivalents................................ $  5,859  $ 70,881
  Short-term investments...................................   27,747       --
  Accounts receivable, net of allowance for doubtful
   accounts of $84 and $224 at December 31, 1999 and 2000,
   respectively............................................    1,240     4,176
  Unbilled revenue on contracts............................      169       258
  Prepaid expenses and other current assets................      517       881
                                                            --------  --------
    Total current assets...................................   35,532    76,196
Property and equipment, net................................      826     8,121
Notes receivable from officer..............................      100       225
Other assets...............................................       71       --
                                                            --------  --------
    Total assets........................................... $ 36,529  $ 84,542
                                                            ========  ========

      Liabilities, Redeemable Convertible Preferred Stock and
                   Stockholders' Equity (Deficit)

Current liabilities:
  Current portion of long-term debt........................ $    132  $    --
  Accounts payable.........................................    1,319     3,371
  Accrued expenses.........................................    4,962    10,835
  Deferred revenue.........................................    1,713     6,173
                                                            --------  --------
    Total current liabilities..............................    8,126    20,379
Long-term debt.............................................        8       --
                                                            --------  --------
    Total liabilities......................................    8,134    20,379
                                                            --------  --------
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.01 par value....   58,509       --
                                                            --------  --------
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; Authorized: 25,000,000
   shares at
   December 31, 2000; Issued and outstanding: none at
   December 31, 2000.......................................      --        --
  Common stock, $0.01 par value; Authorized: 25,000,000 and
   250,000,000 at
   December 31, 1999 and 2000, respectively; Issued:
   1,895,970 and
   19,505,540 shares at December 31, 1999 and 2000,
   respectively; Outstanding:
   1,891,970 and 19,501,540 shares at December 31, 1999 and
   2000, respectively......................................       19       195
  Additional paid-in capital...............................    2,748   117,385
  Deferred compensation....................................   (7,517)   (8,065)
  Treasury stock, at cost..................................       (2)       (2)
  Accumulated deficit......................................  (25,362)  (45,350)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (30,114)   64,163
                                                            --------  --------
    Total liabilities, redeemable convertible preferred
     stock and stockholders' equity (deficit).............. $ 36,529  $ 84,542
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MAINSPRING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  ----------
Revenue:
  Consulting............................... $      178  $    6,277  $   35,216
  Subscriptions............................        455         754       1,971
                                            ----------  ----------  ----------
    Total revenue..........................        633       7,031      37,187
                                            ----------  ----------  ----------
Cost of revenue:
  Consulting (exclusive of $895 and $2,173
   of stock-based compensation for the year
   ended December 31, 1999 and 2000,
   respectively)...........................        139       3,272      18,843
  Subscriptions (exclusive of $154 and $102
   of stock-based compensation for the year
   ended December 31, 1999 and 2000,
   respectively)...........................        994       1,366       3,030
                                            ----------  ----------  ----------
    Total cost of revenue..................      1,133       4,638      21,873
                                            ----------  ----------  ----------
    Gross margin...........................       (500)      2,393      15,314
                                            ----------  ----------  ----------
Operating expenses:
  Research and development (exclusive of $8
   and $16 of stock-based compensation for
   the year ended December 31, 1999 and
   2000, respectively).....................        993       1,801         263
  Selling, general and administrative
   (exclusive of $838 and $886 of stock-
   based compensation for the year ended
   December 31, 1999 and 2000,
   respectively)...........................      3,908      11,745      34,443
  Stock-based compensation--employees and
   consultants.............................        --        1,895       3,177
                                            ----------  ----------  ----------
    Total operating expenses...............      4,901      15,441      37,883
                                            ----------  ----------  ----------
Loss from operations.......................     (5,401)    (13,048)    (22,569)
Interest income, net.......................        238         354       2,586
                                            ----------  ----------  ----------
    Net loss...............................     (5,163)    (12,694)    (19,983)
Accretion of preferred stock to redemption
 value.....................................        --       (6,941)     (7,984)
                                            ----------  ----------  ----------
Net loss attributable to common
 stockholders.............................. $   (5,163) $  (19,635) $  (27,967)
                                            ==========  ==========  ==========
Basic and diluted net loss per share....... $    (3.40) $   (12.44) $    (2.98)
Shares used in computing basic and diluted
 net loss per share........................  1,516,656   1,577,881   9,381,271

  The accompanying notes are an integral part of these consolidated financial statements.

                                MAINSPRING, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                (in thousands, except share and per share data)

                                                                    Stockholders' Equity (Deficit)
                                                -------------------------------------------------------------------------
                              Redeemable
                              Convertible
                            Preferred Stock        Common Stock      Additional
                          --------------------  -------------------   Paid-in     Deferred   Accumulated Treasury
                            Shares     Amount     Shares    Amount    Capital   Compensation   Deficit    Stock    Total
                          ----------  --------  ----------  -------  ---------- ------------ ----------- -------- -------
Balance at December 31,
 1997...................   2,327,146  $ 13,870   2,078,882  $    21   $      4    $   --      $ (7,280)   $ --    $(7,255)
Issuance of common stock
 pursuant to stock
 option exercises.......         --        --        9,012      --           1        --           --       --          1
Repurchase of common
 stock..................         --        --          --       --         --         --           --      (238)     (238)
Cancellation of treasury
 stock..................         --        --     (615,526)      (6)        (5)       --          (225)     236       --
Net loss................         --        --          --       --         --         --        (5,163)     --     (5,163)
                          ----------  --------  ----------  -------   --------    -------     --------    -----   -------
Balance at December 31,
 1998...................   2,327,146    13,870   1,472,368       15        --         --       (12,668)      (2)  (12,655)
Issuance of common stock
 pursuant to stock
 option exercises.......         --        --      384,118        4        186        --           --       --        190
Issuance of Series D
 redeemable convertible
 preferred stock........   1,315,790     4,965         --       --         --         --           --       --        --
Issuance of common
 stock..................         --        --       39,484      --         138        --           --       --        138
Issuance of warrants for
 Series X convertible
 preferred stock........         --        966         --       --         --         --           --       --        --
Issuance of Series E
 redeemable convertible
 preferred stock and
 beneficial conversion
 feature................   4,400,001    31,767         --       --          67        --           --       --         67
Accretion of preferred
 stock to redemption
 value..................         --      6,941         --       --      (6,941)       --           --       --     (6,941)
Deferred compensation
 related to grant of
 stock options to
 employees..............         --        --          --       --       8,840     (8,840)         --       --        --
Stock-based compensation
 associated with stock
 option grants..........         --        --          --       --         458      1,323          --       --      1,781
Net loss................         --        --          --       --         --         --       (12,694)     --    (12,694)
                          ----------  --------  ----------  -------   --------    -------     --------    -----   -------
Balance at December 31,
 1999...................   8,042,937    58,509   1,895,970       19      2,748     (7,517)     (25,362)      (2)  (30,114)
Issuance of common stock
 pursuant to stock
 option exercises.......         --        --      571,631        6      1,245        --           --       --      1,251
Issuance of warrants for
 Series X convertible
 preferred stock........         --        900         --       --         --         --           --       --        --
Issuance of Series X
 convertible preferred
 stock pursuant to
 warrant exercise.......     229,744       --          --       --         --         --           --       --        --
Issuance of Series E
 redeemable convertible
 preferred stock........      26,667       200         --       --         --         --           --       --        --
Accretion of preferred
 stock to redemption
 value..................         --      7,984         --       --      (7,979)       --            (5)     --     (7,984)
Conversion of redeemable
 convertible preferred
 stock into common
 stock..................  (8,299,348)  (67,593) 12,387,250      124     67,469        --           --       --     67,593
Issuance of common stock
 upon Mainspring's
 initial public
 offering, net of
 issuance costs.........         --        --    4,600,000       46     49,835        --           --       --     49,881
Issuance of common stock
 pursuant to
 Mainspring's employee
 stock
 purchase plan
 purchase...............         --        --       50,689      --         342        --           --       --        342
Deferred compensation
 related to grant of
 stock options to
 employees..............         --        --          --       --       4,707     (4,707)         --       --        --
Deferred compensation
 related to forfeiture
 of stock options of
 terminated employees...         --        --          --       --        (982)       982          --       --        --
Stock-based compensation
 associated with stock
 option grants..........         --        --          --       --         --       3,177          --       --      3,177
Net loss................         --        --          --       --         --         --       (19,983)     --    (19,983)
                          ----------  --------  ----------  -------   --------    -------     --------    -----   -------
Balance at December 31,
 2000...................         --   $    --   19,505,540  $   195   $117,385    $(8,065)    $(45,350)   $  (2)  $64,163
                          ==========  ========  ==========  =======   ========    =======     ========    =====   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                MAINSPRING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss......................................... $(5,163) $(12,694) $(19,983)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation...................................     315       368     1,201
  Realized gain on maturities of short-term
   investments...................................     (11)       (6)      --
  Services received in exchange for preferred
   stock warrants................................     --      1,670       263
  Stock-based compensation expense...............     --      1,895     3,177
  Changes in operating assets and liabilities:
    Accounts receivable..........................    (406)     (688)   (2,936)
    Unbilled revenue on contracts................     --       (169)      (89)
    Prepaid expenses and other assets............      91      (371)     (193)
    Accounts payable.............................     208     1,060     2,052
    Accrued expenses.............................     529     3,216     6,710
    Deferred revenue.............................     576       672     4,460
                                                  -------  --------  --------
      Net cash used in operating activities......  (3,861)   (5,047)   (5,338)
                                                  -------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment............     (92)     (797)   (8,496)
  Purchases of short-term investments............  (1,757)  (30,993)      (17)
  Proceeds from sale of short-term investments...   4,005     3,501    27,764
                                                  -------  --------  --------
      Net cash provided by (used in) investing
       activities................................   2,156   (28,289)   19,251
                                                  -------  --------  --------
Cash flows from financing activities:
  Repayments of long-term debt...................    (276)     (276)     (140)
  Issuance of notes receivable from officer......     --       (200)     (225)
  Proceeds from issuance of redeemable
   convertible preferred stock...................     --     36,732       --
  Proceeds from issuance of common stock.........     --         24    49,881
  Repurchase of common stock.....................    (239)      --        --
  Proceeds from employee stock purchase plan.....     --        --        342
  Proceeds from exercise of stock options........       2       190     1,251
                                                  -------  --------  --------
      Net cash provided by (used in) financing
       activities................................    (513)   36,470    51,109
                                                  -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................  (2,218)    3,134    65,022
Cash and cash equivalents, beginning of period...   4,943     2,725     5,859
                                                  -------  --------  --------
Cash and cash equivalents, end of period......... $ 2,725  $  5,859  $ 70,881
                                                  =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               MAINSPRING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Nature of the Business

   Mainspring, Inc. ("Mainspring") is a strategy consulting firm that focuses on developing digital business strategies that offer an immediate and specific plan of action. We work primarily with Global 2000 companies to help them develop, commercialize and optimize online and offline businesses. Mainspring provides the following integrated service offerings: Digital Business Strategy Consulting and Mainspring Direct, which is made up of our eStrategy Direct and eStrategy Executive Council. Mainspring was incorporated on April 2, 1996.

   Mainspring operated in one business segment and generated substantially all of its revenue in North America through December 31, 2000. Mainspring has experienced a cumulative net loss since inception of approximately $45,000 and expects to continue to incur losses in the near term. In addition, Mainspring has not yet generated cash from operations, and it will continue to need to increase revenues to achieve profitability; however, Mainspring believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve to eighteen months.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Mainspring and its wholly-owned subsidiary, Mainspring Securities Corporation. All intercompany transactions have been eliminated.

 Financial Instruments

   The carrying value of Mainspring's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt, approximate their fair values.

 Cash, Cash Equivalents and Short-Term Investments

   Mainspring considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Mainspring invests excess cash primarily in money market funds of major financial institutions and U.S. Treasury securities. These investments are subject to minimal credit and market risk.

   At December 31, 1999 and 2000, cash equivalents were comprised of money market funds totaling approximately $4,843 and $64,860, respectively, and certificates of deposit with a bank totaling $0 and $825, respectively. Short-term investments consist of U.S. Treasury bills having a weighted-average remaining contractual maturity of 6.7 months at December 31, 1999. At December 31, 1999 and 2000, cash equivalents and short-term investments are classified as available-for-sale and recorded at amortized cost, which approximates fair value.

 Revenue Recognition

   Mainspring's service offerings are priced on a stand-alone basis. Digital Business Strategy Consulting services are priced on a fixed fee basis. eStrategy Direct and eStrategy Executive Council are both annually renewable subscription-based offerings.

   Revenue pursuant to Digital Business Strategy Consulting services is generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). For those contracts for which the Company has concluded that the arrangement involves a

                               MAINSPRING, INC.

                (in thousands, except share and per share data)

potentially significant degree of risk or unique acceptance criteria, the Company utilizes the completed contract method for recognizing revenue. Under the completed contract method, the revenue and costs associated with the contract are deferred until the project is completed and accepted. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Revenue pursuant to eStrategy Direct and eStrategy Executive Council subscriptions is recognized ratably over the term of the contract, generally 12 months. Revenue under arrangements where multiple services are sold together is allocated to each element based on their relative fair values, with fair value being the price charged when that element is sold separately. Revenue excludes reimbursable expenses charged to and collected from clients. Revenue and cost of revenue from subcontractors was $507 for the year ended December 31, 2000. The unearned portion of customer billings is included in deferred revenue in the accompanying consolidated balance sheet.

 Accounts Receivable, Concentration of Credit Risk and Significant Customers

   Financial instruments which potentially expose Mainspring to concentrations of credit risk consist primarily of trade accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. Mainspring performs ongoing credit evaluations of customers' financial condition but does not require collateral. Credit losses have not been significant to date.

   At December 31, 1999, 12%, 11% and 11% of Mainspring's accounts receivable were due from three customers. At December 31, 2000, 21%, 21% and 10% of Mainspring's accounts receivable were due from three customers.

   Revenue from two customers represented 33% and 20% of total revenue during the year ended December 31, 1998. No customer represented more than 10% of total revenue during either of the years ended December 31, 1999 or 2000.

 Property and Equipment

   Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance costs are expensed as incurred.

 Stock-Based Compensation

   Mainspring accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Mainspring applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 7). Stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

 Advertising Costs

   Advertising costs are charged to operations as incurred. Advertising costs were insignificant for the year ended December 31, 1998, and were $1,000 and $1,409 for the years ended December 31, 1999 and 2000, respectively.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Certain significant estimates include percentage of completion estimates used for fixed price contracts and the allowance for doubtful accounts. These items are frequently monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

 Net Loss per Share

   Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, exercise of stock options and warrants and the lapsing of restrictions on common stock subject to repurchase are antidilutive for all periods presented.

 Internal Use Software

   On January 1, 1999, Mainspring adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Accordingly, Mainspring capitalizes costs incurred during the application development stage of software developed for internal use. Internal costs eligible for capitalization under SOP 98-1 were not significant for the year ended December 31, 1999. Internal costs totaling $254 have been capitalized during the year ended December 31, 2000.

 Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Mainspring will implement SFAS No. 133, as amended, as required in 2001 and does not expect any material impact on its financial position or results of operations.

3. Property and Equipment

   Property and equipment consist of the following:

                                                                  December 31,
                                                      Useful life -------------
                                                       in years    1999   2000
                                                      ----------- ------ ------
   Computer equipment and software...................      3      $1,592 $4,592
   Furniture and fixtures............................      5          93    769
   Leasehold improvements............................    2-10        102  3,701
   Buildout-in-progress..............................                --     923
                                                                  ------ ------
                                                                   1,787  9,985
   Less--accumulated depreciation....................                961  1,864
                                                                  ------ ------
                                                                  $  826 $8,121
                                                                  ====== ======

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


   Depreciation expense on property and equipment was $315, $368 and $1,201 for the years ended December 31, 1998, 1999 and 2000, respectively. During 2000, Mainspring disposed $298 of property and equipment that were fully depreciated.

4. Accrued Expenses

   Accrued expenses consist of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Professional fees............................................ $1,447 $   312
   Compensation and benefits....................................  1,944   6,998
   Accrued compensation related to unvested Series X warrants...    637     --
   Accrued buildout costs.......................................    --    1,185
   Other accrued expenses.......................................    934   2,340
                                                                 ------ -------
                                                                 $4,962 $10,835
                                                                 ====== =======

5. Long-Term Debt

   At December 31, 1999, long-term debt consisted of two term loans payable to a bank, which accrued interest at prime plus 0.5%. These term loans were repaid in full during 2000.

   Mainspring paid $51, $25 and $5 for interest in the years ended December 31, 1998, 1999 and 2000, respectively.

 Line of Credit

   In January 2001, Mainspring established a revolving line of credit with a bank under which it can borrow up to $1,000 based upon a percentage of eligible accounts receivable. This line of credit expires on December 31, 2001. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under the terms of the agreement, Mainspring is required to comply with certain restrictive covenants, which require that Mainspring's quarterly net losses do not exceed certain amounts and that Mainspring maintain minimum amounts of liquidity. Mainspring is also restricted from paying dividends on its common stock while the line is outstanding. Mainspring's accounts receivable secure the line of credit. The line of credit has been used to secure a $825 letter of credit held by one of Mainspring's landlords.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


6. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

 Redeemable Convertible Preferred Stock

   Mainspring's redeemable convertible preferred stock at December 31, 1999 is comprised of the following:

                                          December 31, 1999
                                    ------------------------------ Common stock
                                               Issued and           conversion
                                    Authorized outstanding Amount     ratio
                                    ---------- ----------- ------- ------------
Redeemable Convertible Preferred
 Stock:
  Series A.........................  1,205,884  1,205,884  $ 6,401     2.00
  Series B.........................    896,159    896,159    8,750     2.36
  Series C.........................    225,103    225,103    3,138     2.53
  Series D.........................  1,315,790  1,315,790    7,487     2.00
  Series E.........................  4,400,001  4,400,001   31,767     1.00
  Series X.........................    460,000        --       --      1.00
  Series X convertible preferred
   stock warrants .................               230,000      966
  Undesignated.....................  6,497,063        --       --
                                    ---------- ----------  -------
Total Redeemable Convertible
 Preferred Stock................... 15,000,000  8,272,937  $58,509
                                    ========== ==========  =======

   In February 2000, 26,667 shares of Series E Preferred Stock were issued to the Series E placement agent in accordance with the terms of the placement agreement in lieu of a portion of the fees associated with the completion of the private placement. The fair value of these shares, totaling $200, was included in accrued professional fees at December 31, 1999.

   Upon the closing of Mainspring's initial public offering, all outstanding shares of redeemable convertible preferred stock automatically converted into 12,387,250 shares of common stock.

 Preferred Stock

   In connection with its initial public offering, Mainspring amended its certificate of incorporation to authorize 25,000,000 shares of preferred stock (the "undesignated preferred stock"). Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors of Mainspring (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time which may be more expansive than the rights of the holders of the common stock.

 Warrants to Purchase Series X Convertible Preferred Stock

   In September 1999, Mainspring entered into an alliance agreement with Bain & Company, Inc. ("Bain"). Pursuant to the terms of this agreement, Bain agreed to provide consulting resources in exchange for warrants to purchase up to 230,000 shares of Series X preferred stock at an exercise price of $0.01 per share. In accordance with EITF No. 96-18, Mainspring measures the value of the services provided by calculating the fair value of the warrants on the vesting dates. For periods prior to vesting, an estimate of fair value is used based upon the current fair value at the balance sheet date. The resulting charge is recorded over the service period in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Mainspring has recorded $1,603 and $263 in research and development expenses for the years ended December 31, 1999 and 2000, respectively, pursuant to these warrants. In March 2000, Bain exercised these warrants pursuant to the cashless exercise provision of the warrant agreement, resulting in the issuance of 229,744 shares of Series X preferred stock.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


 Beneficial Conversion Feature

   In December 1999, Mainspring issued 66,667 shares of Series E Preferred Stock to E-Squam Investors I, L.P., an affiliate of Bain at $7.50 per share. When issued, each share of Series E Preferred Stock, was convertible into one share of common stock, which represents a discount from the fair value of common stock on the date of issuance of $8.50 per share. The value attributable to this conversion right represents an incremental yield, or a beneficial conversion feature. Since Bain is performing consulting services for Mainspring as described above, the value attributable to this conversion right of $67 was recorded as research and development expense during the year ended December 31, 1999.

 Common Stock

   In connection with the resignation of one of its founders, Mainspring repurchased 236,366 shares of unvested common stock held by that individual at a price of $.005 per share in March 1998. In August 1998, Mainspring repurchased 379,160 shares of vested common stock from the same individual at a price of $0.62 per share. These shares were immediately canceled and a corresponding increase in the number of shares available for issuance pursuant to the 1996 Omnibus Stock Plan was authorized (Note 7).

   In connection with the resignation of one of its employees in 1998, Mainspring repurchased 4,000 shares of common stock held by that individual at a price of $0.62 per share. These shares are held in treasury and carried at cost at December 31, 1999 and 2000.

   On August 1, 2000, Mainspring completed an initial public offering of 4,000,000 shares of common stock at $12.00 per share. Mainspring received net proceeds of approximately $43,185 after deducting $3,360 in underwriting discounts and commissions and $1,455 in other offering expenses. On August 30, 2000, Mainspring sold an additional 600,000 shares of common stock, pursuant to the exercise of the overallotment option. Mainspring received additional net proceeds of approximately $6,696 after deducting $504 in underwriting discounts.

   In July 2000, Mainspring sold 20,000 shares to a member of its Board of Directors pursuant to a stock option grant under the 2000 Non-Employee Director Stock Option Plan (Note 7). These shares are subject to restrictions and subject to repurchase by Mainspring in the event that individual ceases to be a member of the Board of Directors. The restrictions and repurchase right lapse in equal quarterly installments over four years at the beginning of each calendar quarter. As of December 31, 2000, 18,750 of these shares are subject to repurchase.

7. Equity Plans

 Employee Stock Option Plans

   During 1996, Mainspring adopted the 1996 Omnibus Stock Plan (the "1996 Plan"). As amended, the total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 1996 Plan is 3,926,908 at December 31, 2000. During 2000, Mainspring adopted the 2000 Stock Option and Incentive Plan (the "2000 Plan"). The total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 2000 Plan is 5,000,000 at December 31, 2000. The 2000 Plan provides that the number of shares authorized for issuance will automatically increase annually by 8% of the outstanding number of shares of common stock and the number of shares of common stock issuable pursuant to the exercise of outstanding options, up to a maximum of an additional 5,000,000 shares of common stock per year. On January 1, 2001, the number of shares authorized for issuance pursuant to the 2000 Plan was automatically increased by 1,990,653 shares.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


   The 1996 Plan and the 2000 Plan provide for the granting of incentive and nonqualified stock options to employees, consultants and directors of Mainspring. The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. However, incentive stock options may not be granted at less than the fair market value of Mainspring's common stock at the date of grant or for a term in excess of ten years. For holders of more than 10% of Mainspring's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of Mainspring's common stock at the date of grant or for a term greater than five years. Options granted under the 1996 Plan and 2000 Plan to date generally vest over a four to five-year period and generally expire ten years from the date of grant.

 Non-Employee Director Stock Option Plan

   In 2000, Mainspring adopted the 2000 Non-Employee Director Stock Option Plan ("Director Plan"). A total of 200,000 shares of common stock have been authorized for issuance under the Director Plan. Under the Director Plan, each nonemployee director who is or becomes a member of the Board of Directors is automatically granted on the date on which the common stock becomes registered under the Exchange Act or, if not a director on that date, the date first elected to the Board of Directors, an initial option to purchase 20,000 shares of common stock which will vest quarterly over four years in equal installments. Thereafter, each nonemployee director will automatically be granted an annual option to purchase 3,000 shares of common stock, which will vest quarterly over that year in equal installments. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years from the date of grant. Unexercisable options terminate when the director ceases to be a director for any reason other than death or permanent disability. Vested options may be exercised at any time during the option term. The term of the Director Plan is ten years, unless sooner terminated by a vote of the Board of Directors.

 Employee Stock Purchase Plan

   In 2000, Mainspring adopted the 2000 Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides for the issuance of up to an aggregate of 1,000,000 shares of common stock to participating employees. The Stock Purchase Plan provides that the number of shares authorized for issuance under the Stock Purchase Plan will automatically increase annually by 2% of the outstanding number of shares of common stock, up to a maximum of an additional 1,000,000 shares of common stock per year. On January 1, 2001, the number of shares authorized for issuance pursuant to the Stock Purchase Plan was automatically increased by 390,031 shares.

   All employees who have completed three months of employment with Mainspring and whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the Stock Purchase Plan. The right to purchase common stock under the Stock Purchase Plan will be made available through a series of offerings. On the first day of an offering period, Mainspring will grant to each eligible employee who has elected in writing to participate in the Stock Purchase Plan an option to purchase shares of common stock. The employee will be required to authorize an amount, between 1% and 20% of the employee's compensation, to be deducted from the employee's pay during the offering period. On the last day of the offering period, the employee will be deemed to have exercised the option, at the exercise price, to the extent of accumulated payroll deductions. Under the terms of the Stock Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value of one share of common stock on either the first or last day of the offering period, whichever is lower. No employee may be granted an option that would permit the employee's rights to purchase common stock to accrue in excess of $25 in any calendar year. Options granted under the Stock Purchase Plan terminate upon an employee's voluntary withdrawal from the plan at any time or upon termination of employment.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


 Accounting for Equity Plans

   Mainspring applies APB Opinion No. 25 in accounting for stock options granted to employees and Directors. Had Mainspring determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, Mainspring's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
   Net loss
     As reported.................................. $(5,163) $(12,694) $(19,983)
     Pro forma....................................  (5,221)  (13,779)  (26,319)
   Basic and diluted net loss per share
     As reported.................................. $ (3.40) $ (12.44) $  (2.98)
     Pro forma....................................   (3.44)   (13.13)    (3.66)

   Because the determination of the fair value of all options granted after Mainspring became a public entity will include an expected volatility factor, additional option grants are expected to be made subsequent to December 31, 2000 and most options vest over several years, the above pro forma effects are not necessarily indicative of the pro forma effects on future years.

   Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model; with a 0% volatility assumption through the date of our initial public offering and a 89.2% volatility assumption from that point through December 31, 2000; and with the following other weighted-average assumptions used for grants made during the years ended December 31, 1998, 1999 and 2000:

                                                                 Year ended
                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
   Expected option term (years)...............................   5     5     5
   Risk-free interest rate.................................... 5.2%  5.7%  6.1%
   Dividend yield............................................. 0.0%  0.0%  0.0%

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


   A summary of the status of Mainspring's stock options as of December 31, 1998, 1999 and 2000, and changes during the years then ended is presented below:

                                  1998                  1999                  2000
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       average               average               average
                          Number of   exercise  Number of   exercise  Number of   exercise
                            shares      price     shares      price     shares      price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................     900,330    $0.40    1,365,242    $0.55    2,655,298    $1.62
Granted.................   1,022,664     0.62    1,938,234     2.06    3,754,700     8.35
Exercised...............      (9,012)    0.18     (384,118)    0.49     (571,631)    2.19
Canceled................    (548,740)    0.45     (264,060)    1.00     (456,740)    7.09
                          ----------            ----------            ----------
Outstanding at end of
 year...................   1,365,242    $0.55    2,655,298    $1.62    5,381,627    $5.79
                          ==========            ==========            ==========
Options exercisable at
 end of year............     269,484    $0.38      546,627    $1.35      865,234    $2.74
                          ==========            ==========            ==========
Weighted-average fair
 value of options
 granted during the
 year:
   At fair value........  $     0.14            $      --             $     5.90
                          ==========            ==========            ==========
   Below fair value.....  $      --             $     5.31            $     3.33
                          ==========            ==========            ==========
Options available for
 future grant...........     405,230               861,466             2,763,506
                          ==========            ==========            ==========

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    Weighted-average
                                                       remaining
                                          Options   contractual life   Options
   Exercise Price                       outstanding    (in years)    exercisable
   --------------                       ----------- ---------------- -----------
   $ 0.01--$ 0.62......................    835,225        7.3          290,072
   $ 2.00--$ 2.50......................  1,329,443        7.7          419,517
   $ 3.50--$ 5.00......................    320,609        8.5           33,470
   $ 5.50--$ 8.41......................    125,750        8.9            2,500
   $ 9.00--$16.13......................  2,770,600        8.6          119,675
                                         ---------                     -------
                                         5,381,627                     865,234
                                         =========                     =======

 Deferred Compensation

   During the year ended December 31, 1999, Mainspring granted stock options to employees for the purchase of 180,350 shares of its common stock with an exercise price of $0.62 per share; 913,925 shares of its common stock with an exercise price of $2.00 per share; 221,425 shares of its common stock with an exercise price of $2.20 per share; 495,050 shares of its common stock with an exercise price of $2.50 per share and 39,484 shares of its common stock with an exercise price of $5.00 per share. During the year ended December 31, 2000, Mainspring granted stock options to employees for the purchase of 267,625 shares of its common stock with an exercise price of $5.00 per share, 3,004,825 shares of its common stock with an exercise price of $9.00 per share and 160,000 shares of its common stock with an exercise price of $0.01 per share. Mainspring recorded deferred compensation relating to the options granted in 1999 and 2000 totaling $8,840 and $4,707, respectively, representing the differences between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation expense related to these options is being amortized over the related vesting periods.

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


8. Income Taxes

   Net deferred tax assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Net operating loss carryforwards.......................... $ 8,462  $ 14,023
   Research and development credit carryforwards.............      87       243
   Accrued expenses..........................................     439     1,334
   Other.....................................................     287       567
                                                              -------  --------
   Gross deferred tax assets.................................   9,275    16,167
   Deferred tax asset valuation allowance....................  (9,275)  (16,167)
                                                              -------  --------
                                                              $   --   $    --
                                                              =======  ========

   Realization of deferred tax assets is dependent upon the generation of future taxable income. Mainspring has provided a valuation allowance for the full amount of its deferred tax assets since it is more likely than not these future benefits will not be realized. If Mainspring achieves future profitability, these deferred tax assets could be available to offset future income taxes.

   At December 31, 2000, Mainspring has federal and state net operating loss carryforwards of approximately $34,822 available to reduce future taxable income which expire at various dates between 2001 and 2020. The Company also has federal and state research and development tax credit carryforwards of approximately $153 and $90, respectively, available to reduce future tax liabilities which expire at various dates between 2011 and 2014.

   Under the Internal Revenue Code, certain substantial changes in Mainspring's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years to offset future taxable income and tax liabilities.

9. Employee Savings Plan

   In 1999, Mainspring established a 401(k) Retirement/Savings Plan ("the 401(k) plan") which covers all full-time employees. The 401(k) plan allows eligible employees to make contributions up to a specified annual maximum contribution, as defined. Under the 401(k) plan, Mainspring may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. Mainspring did not contribute to the 401(k) plan in 1999 or 2000.

10. Commitments and Contingencies

 Operating Leases

   Mainspring leases its facilities and certain equipment under noncancelable operating leases which expire at various dates through January 2010. Future minimum lease payments due under operating leases are as follows:

     2001............................................................... $ 3,519
     2002...............................................................   3,585
     2003...............................................................   3,621
     2004...............................................................   3,625
     2005...............................................................   2,293
     2006 and thereafter................................................   4,121
                                                                         -------
                                                                         $20,764
                                                                         =======

                               MAINSPRING, INC.

                (in thousands, except share and per share data)


   Rent expense under operating leases (net of related sublease income) totaled approximately $285, $447 and $2,503 for the years ended December 31, 1998, 1999, and 2000, respectively.

 Legal Proceedings

   Mainspring is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Mainspring's financial position or results of operations.

11. Quarterly Results of Operations (unaudited)

   The following table sets forth certain unaudited quarterly results of operations of Mainspring for 1999 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto. The quarterly operating results are not necessarily indicative of future results of operations.

                                                             Three Months Ended
                         ---------------------------------------------------------------------------------------------
                         March 31, June 30,  September 30, December 31, March 31, June 30,  September 30, December 31,
                           1999      1999        1999          1999       2000      2000        2000          2000
                         --------- --------  ------------- ------------ --------- --------  ------------- ------------
Revenue.................  $   749  $ 1,518      $ 1,986      $ 2,778     $ 5,010  $ 9,104      $11,135      $11,938
Gross margin............      122      493        1,008          770       1,633    3,715        4,916        5,050
Net loss................  $(1,365) $(1,373)     $(3,514)     $(6,442)    $(6,409) $(5,519)     $(4,386)     $(3,669)
Basic and diluted net
 loss per share.........  $ (0.96) $ (1.45)     $ (3.82)     $ (5.56)    $ (4.40) $ (3.87)     $ (0.42)     $ (0.19)