Form 10-K/A
period 2000-12-31
MAINSPRING INC
filed 2001-04-30
CIK 1017174

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 to FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                       COMMISSION FILE NUMBER: 000-31119

                               MAINSPRING, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                              04-3314689
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                                ONE MAIN STREET
                        CAMBRIDGE, MASSACHUSETTS  02142
                    (Address of principal executive office)

       Registrant's telephone number, including area code:  617-588-2300

              Securities registered pursuant to 12(b) of the Act:

                                     NONE

              Securities registered pursuant to 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]   No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    As of April 17, 2001 there were 19,542,107 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,023,735 (based on the last reported sale price on the Nasdaq National Market as of such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

    None

    The undersigned registrant, Mainspring, Inc. ("Mainspring"), hereby amends the following items of its Annual Report on Form 10-K by adding the following items as set forth on the pages attached hereto.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth for the directors and the executive officers of Mainspring, their ages and principal occupations for the past five years:

NAME                                        Age                               Position
--------------------------------------     -----     -------------------------------------------------------------
John M. Connolly......................       48      Chairman, President and Chief Executive Officer
Mark A. Verdi.........................       34      Chief Financial Officer, Senior Vice President, Finance and
                                                     Operations, Treasurer and Director
Michael J. Armano.....................       49      Chief People Officer and Senior Vice President
Joseph L. Gagnon......................       40      Senior Vice President, eStrategy Consulting and New York
                                                     Office General Manager
Ruth M. Habbe.........................       46      Senior Vice President, Marketing
Randall S. Hancock....................       36      Senior Vice President, eStrategy Direct and eStrategy
                                                     Executive Council
Eric R. Pelander......................       45      Senior Vice President, Business Development and Industry
                                                     Practices
S. Ming Tsai..........................       39      Senior Vice President, eStrategy Consulting
Bruce A. Barnet (1) (2)...............       56      Director
Lawrence P. Begley (2)................       45      Director
Anthony P. Brenner (1) (2)............       43      Director
William S. Kaiser (1) (2).............       45      Director
Paul A. Maeder (1)....................       47      Director

_______________________
(1) Member of compensation committee.
(2) Member of audit committee.

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

    Mr. Gagnon joined Mainspring in October 1999 as Senior Vice President, eStrategy Consulting and New York Office General Manager. From 1989 to 1999, Mr. Gagnon worked at Ernst & Young, most recently as a partner in Ernst & Young's global eCommerce practice from 1996 to 1999. From 1992 to 1996, Mr. Gagnon held numerous leadership positions in Ernst & Young's Center for Technology Enablement. Mr. Gagnon serves as a director of Aztec Technology Partners, Inc.

    Ms. Habbe joined Mainspring in October 1997 as Senior Vice President, Marketing. From 1994 to 1997, Ms. Habbe served as Vice President, Marketing of Forrester Research, a technology research firm. For 1993, Ms. Habbe served as Vice President, Marketing of Imagery Software.

    Mr. Hancock joined Mainspring in September 1998 as Senior Vice President, eStrategy Direct and eStrategy Executive Council. From 1994 to 1998, Mr. Hancock served as director of the Gemini Strategic Research Group, a unit of Gemini Consulting, formerly known as the MAC Group. From 1991 to 1993, Mr. Hancock served as a strategy consultant at Gemini Consulting.

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

    Bruce A. Barnet has served as a director of Mainspring since December 1996. Mr. Barnet is currently an investor and advisor in Internet businesses.
From 1996 to 1999, Mr. Barnet was President and CEO of Cahners Business Information. From 1990 to 1996, Mr. Barnet was the President and CEO of Cowles Enthusiast Media. Mr. Barnet serves as a director for General Cigar Co.

    Lawrence P. Begley has served as a director of Mainspring since June 2000. Since March 2000, Mr. Begley has served as Executive Vice President and Chief Financial Officer of CCBN.COM, Inc. From 1999 to 2000, Mr. Begley served as Executive Vice President, Chief Financial Officer and Director of Razorfish Inc., an electronic business professional services firm. Mr. Begley was Executive Vice President, Chief Financial Officer and Director of i-Cube, Inc. from 1996 until Razorfish acquired i-Cube in November 1999. Before joining i-Cube, Mr. Begley was employed by The Boston Consulting Group, an international management consulting firm, where he served as Chief Financial Officer and Treasurer from 1990 to 1996. Mr. Begley is a Certified Public Accountant.

    Anthony P. Brenner has served as a director of Mainspring since November 1999. Since 1998, Mr. Brenner has been a managing director and partner at Crosslink Capital, Inc., formerly Omega Ventures of Robertson Stephens & Company. From 1994 to 1997, Mr. Brenner also served as senior managing director of Advanta Partners, a venture capital firm affiliated with Advanta Corporation, a financial services company. Mr. Brenner currently serves as a director for Careside, Inc. and Eloquent, Inc.

    William S. Kaiser has served as a director of Mainspring since June 1996. Mr. Kaiser has been a general partner of Greylock Equity Limited Partnership since 1994. Mr. Kaiser currently serves on the boards of Clarus Corporation, Open Market Inc., Red Hat, Inc. and Student Advantage, Inc.

    Paul A. Maeder has served as a director of Mainspring since June 1996. Mr. Maeder is Managing General Partner of Highland Capital Partners, a venture capital firm that he co-founded in 1988. From 1984 to 1987, Mr. Maeder was a General Partner at Charles River Ventures.

    Directors of Mainspring are elected annually and hold office for the ensuing year until the next annual meeting of stockholders and until their successors have been elected and qualified.

    Executive officers of Mainspring are elected on an annual basis by the Board of Directors to serve at the pleasure of the Board of Directors and until their successors have been duly elected and qualified or until their earlier resignation or removal.


                16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires Mainspring's officers and directors, and holders of more than 10% of Mainspring's Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of Mainspring. Such persons are required by regulations of the Commission to furnish Mainspring with copies of all such filings. Based solely on its review of the copies of such filings received by it with respect to the period ended December 31, 2000, Mainspring believes that all Reporting Persons complied with Section 16(a) filing requirements in the period ended December 31, 2000, except that Mr. Brenner's Form 4, with respect to three transactions in July 2000, should have been filed by August 10, 2000, but was filed on September 11, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary

    The following table sets forth the annual and long-term compensation of Mainspring's Chief Executive Officer and each of Mainspring's four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal years ended December 31, 2000 and 1999.


                          SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                ANNUAL COMPENSATION                 COMPENSATION
                                       -------------------------------------    -------------------
                                                                                     SECURITIES
                                                                                     UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR         SALARY           BONUS             OPTIONS

John M. Connolly ...................    2000        $200,000         $225,000            95,000
  Chairman, President and               1999         172,290          100,000           350,000
  Chief Executive Officer

Joseph L. Gagnon ...................    2000         300,000          280,000            70,000
  Senior Vice President, eStrategy      1999          75,000(1)       200,000           172,500
  Consulting and New York Office
  General Manager

Eric R. Pelander....................    2000         300,000(2)       170,000            245,000
  Senior Vice President, Business       1999              --               --                 --
  Development and Industry Practices

S. Ming Tsai .......................    2000         300,000          313,000             70,000
  Senior Vice President, eStrategy      1999          75,000(1)       100,000            172,950
  Consulting

Michael J. Armano...................    2000         238,700(3)       300,000            220,000
  Chief People Officer and              1999              --               --                 --
  Senior Vice President

------------------
(1) Reflects salary paid to Messrs. Gagnon and Tsai from October 1, 1999, each of their first day of employment, through December 31, 1999.

(2) Reflects salary paid to Mr. Pelander from January 3, 2000, his first day of employment, through December 31, 2000.

(3) Reflects salary paid to Mr. Armano from March 15, 2000, his first day of employment, through December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted during the fiscal year ended December 31, 2000 under the Amended and Restated 1996 Omnibus Stock Plan and 2000 Stock Option and Incentive Plan to the Named Executive Officers:

                     OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                                    Potential Realizable Value at
                                                                                                 Assumed Annual Rates of Stock Price
                                         Individual Grants(2)                                      Appreciation for Option Term (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                     PERCENT OF
                                 NUMBER OF        TOTAL OPTIONS
                                SECURITIES          GRANTED TO
                                UNDERLYING         EMPLOYEES IN       EXERCISE PRICE     EXPIRATION
         NAME                 OPTIONS GRANTED     FISCAL YEAR (4)       ($/SHARE)           DATE            5%              10%
-----------------------------------------------------------------------------------------------------------------------------------
John M. Connolly.........          20,000(7)           0.5%              $0.01           10/26/10        $194,290       $  309,493
                                   75,000(6)           2.0                9.00            3/31/10         424,504        1,075,776
Joseph L. Gagnon.........          20,000(7)           0.5                0.01           10/26/10         194,290          309,493
                                   50,000(6)           1.3                9.00            3/31/10         283,003          717,184
Eric R. Pelander.........          20,000(7)           0.5                0.01           10/26/10         194,290          309,493
                                   50,000(6)           1.3                9.00            3/31/10         283,003          717,184
                                  175,000(5)           4.7                2.50           12/21/09         275,141          697,262
S. Ming Tsai.............          20,000(7)           0.5                0.01           10/26/10         194,290          309,493
                                   50,000(6)           1.3                9.00            3/31/10         283,003          717,184
Michael J. Armano........          20,000(7)           0.5                0.01           10/26/10         194,290          309,493
                                   50,000(6)           1.3                9.00            3/31/10         283,003          717,184
                                  150,000(5)           4.0                9.00            3/23/10         849,008        2,151,552

_________________________

(1) Mainspring did not grant any stock appreciation rights in the fiscal year ended December 31, 2000.

(2) Stock options were granted under the Amended and Restated 1996 Omnibus Stock Plan and 2000 Stock Option and Incentive Plan at an exercise price equal to the fair market value of Mainspring's Common Stock on the date of grant, except for the options with an exercise price of $0.01 which were granted when the fair market value of Mainspring's Common Stock was $5.97.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on Mainspring's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Mainspring's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of Mainspring's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4) A total of 3,754,700 options were granted to employees in 2000 under the Amended and Restated 1996 Omnibus Stock Plan and 2000 Stock Option and Incentive Plan.

(5) These options have a term of ten years and become exercisable as to 30% on the first anniversary, as to 20% in each of the second and third years and as to the remaining 30% in the fourth year. 50% of the unvested options become immediately exercisable upon a change in control of Mainspring.

(6) These options have a term of ten years and become exercisable as to 30% on the second anniversary, as to 20% in each of the third and fourth years and as to the remaining 30% in the fifth year. 50% of the unvested options become immediately exercisable upon a change in control of Mainspring.

(7) These options have a term of ten years and become exercisable as to 100% on the first anniversary. 100% of the unvested options become immediately exercisable upon a change of control of Mainspring.

AGGREGATE OPTION EXERCISES AND YEAR-END VALUES

    The following table sets forth certain information with respect to options exercised in fiscal 2000 by the Named Executive Officers, the value realized upon such exercises, and the value of options held by such officers at the fiscal year end based upon the closing price of Mainspring's Common Stock on December 29, 2000.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                     NUMBER OF SECURITIES             VALUE OF UNEXERCISED,
                                                                    UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                          OPTIONS AT                       OPTIONS AT
                                   SHARES                               FISCAL YEAR END                  FISCAL YEAR END (3)
                                ACQUIRED ON        VALUE         -----------------------------     -----------------------------
             NAME                 EXERCISE      REALIZED (2)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
             ----               -----------     ------------     -----------     -------------     -----------     -------------
John M. Connolly............           --         $     --         142,856          302,144          $140,713        $271,052
Joseph L. Gagnon............       57,500          172,500          38,333          146,667            43,125         148,550
Eric R. Pelander............       35,000           87,500          39,000          171,000            24,375         125,425
S. Ming Tsai................       57,950          175,425          38,333          146,667            43,125         148,550
Michael J. Armano...........       25,000               --          11,100          183,900                --          62,300

______________
(1) Mainspring has never granted any stock appreciation rights.

(2) Amounts are calculated by subtracting the aggregate exercise price of the options from the market value of the underlying Common Stock on the date of exercise, and do not reflect amounts actually received by the Named Executive Officers.

(3) Amounts are calculated by subtracting the exercise price of the options from the fair market value of the underlying Common Stock as quoted on the NASDAQ Stock Market of $3.125 per share on December 29, 2000, multiplied by the number of shares underlying the options, and do not reflect amounts that may be actually received by the Named Executive Officers upon exercise of options.


EMPLOYMENT AGREEMENT

    Mainspring has entered into an employment agreement and a noncompetition, nondisclosure and inventions agreement with John M. Connolly. This employment agreement provides for the payment of salary and bonus, terminates on June 30, 2002 unless earlier terminated and may be extended upon mutual agreement of the parties. In addition, the employment agreement provides that if Mr. Connolly is terminated without just cause, as defined in the employment agreement, Mr. Connolly will receive a severance payment equal to twelve months salary and all unvested options will accelerate and become exercisable for a period of twelve months following termination. Finally, in the event of a merger or acquisition of Mainspring, if Mr. Connolly:

    . is not offered employment by the acquiring corporation in a comparable position and at a comparable salary; or
    . is terminated at any time for other than just cause within twelve months following the completion of the acquisition,

Mr. Connolly will receive a severance payment equal to twelve months salary and all unvested options will accelerate and become exercisable for a period of twelve months.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    This report is submitted by the Compensation Committee. The Compensation Committee during fiscal year 2000 was comprised of Messrs. Barnet, Brenner, Kaiser and Maeder, each of whom is a non-employee director. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering Mainspring's stock plans and for reviewing and approving compensation matters concerning the executive officers, employees and consultants of Mainspring. Pursuant to the authority delegated by the Board of Directors, the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

Compensation Philosophy

    The goal of Mainspring is to attract and retain qualified executives in a competitive industry. To achieve this goal, the Compensation Committee applies the philosophy that compensation of executive officers, including the compensation of the Chief Executive Officer and President, should be linked to revenue growth, operating results and earnings per share performance.

    Under the supervision of the Compensation Committee, Mainspring has developed and implemented compensation policies. The Compensation Committee's executive compensation policies are designed to (i) enhance profitability of Mainspring and stockholder value, (ii) integrate compensation with Mainspring's annual and long-term performance goals, (iii) reward corporate performance, (iv) recognize individual initiative, achievement and hard work, and (v) assist Mainspring in attracting and retaining qualified executive officers. Currently, compensation under the executive compensation program is comprised of cash compensation in the form of annual base salary and bonus, and long-term incentive compensation in the form of stock options.

Base Salary

    In setting cash compensation for the Chief Executive Officer and reviewing and approving the cash compensation for all other officers, the Compensation Committee reviews salaries annually. The Compensation Committee's policy is to fix base salaries at levels comparable to the amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of Mainspring. In addition, the base salaries take into account Mainspring's relative performance as compared to comparable companies.

    The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as on the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are approved by the Compensation Committee on an annual basis.

Bonus Compensation

    The Compensation Committee determined that amount of incentive compensation paid to each of the executive officers in fiscal 2000 based upon a consideration of a number of factors which it deemed relevant to the executive officer's performance. These factors in fiscal 2000 included the Corporation's sales growth in fiscal 2000 and the executive officers' individual performance.

Stock Options

    The Compensation Committee relies on incentive compensation in the form of stock options to retain and motivate executive officers. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with Mainspring and to enable them to develop and maintain a stock ownership position in Mainspring's Common Stock.

    Each of Mainspring's Amended and Restated 1996 Omnibus Stock Plan and 2000 Stock Option and Incentive Plan permits the Compensation Committee or other specially appointed committees to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to Mainspring. The value realizable from exercisable options is dependent upon the extent to which Mainspring's performance is reflected in the market price of Mainspring's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee recommends the approval of the granting of options in order to motivate these employees to maximize stockholder value. Generally, options are granted to officers and employees at fair market value on the date of grant.

    Option grants to employees are based on such factors as initiative, achievement and performance. In administering grants to executive officers, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including their vesting and exercise prices and the then current value of any unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of Mainspring's stockholders.

Other Benefits

    Mainspring also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. Mainspring offers a stock purchase plan, under which employees may purchase Common Stock at a discount, and a 401(k) plan, which allows employees to invest in an array of funds on a pre-tax basis. Mainspring also maintains insurance and other benefit plans for its employees.

Mr. Connolly's Compensation

    The cash compensation program for the Chief Executive Officer and President of Mainspring is designed to reward performance that enhances stockholder value. Mr. Connolly's compensation package is comprised of base pay, bonus and stock options, and is in part based on Mainspring's revenue growth and growth in earnings per share. In 2000, Mr. Connolly's base salary cash compensation was increased to $200,000 and his minimum annual bonus potential was increased to $200,000. The Compensation Committee believes that Mr. Connolly's compensation is now comparable to the salary of Chief Executive Officers in other strategy consulting companies, considering the size and rate of growth of those companies.

    The Compensation Committee is satisfied that the executive officers of Mainspring are dedicated to achieving significant improvements in the long-term financial performance of Mainspring and that the compensation policies and programs implemented and administered have contributed and will continue to contribute toward achieving this goal.

Deductibility of Executive Compensation

    In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), Mainspring cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "qualified performance-based compensation" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. Mainspring has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is Mainspring's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.


                                  Respectfully Submitted by the
                                   Compensation Committee:

                                  Bruce A. Barnet
                                  Anthony P. Brenner
                                  William S. Kaiser
                                  Paul A. Maeder

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Bruce A. Barnet, Anthony P. Brenner, William S. Kaiser and Paul A. Maeder, each a non-employee director, comprise the Compensation Committee of the Board of Directors. No person who served as a member of the Compensation Committee was, during the fiscal year ended December 31, 2000, an officer or employee of Mainspring, was formerly an officer of Mainspring, or had any relationship requiring disclosure herein. No executive officer of Mainspring served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Mainspring.

COMPENSATION OF DIRECTORS

    During the fiscal year ended December 31, 2000, directors received no cash compensation for their services as directors, except for reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings.

    Pursuant to our 2000 Non-Employee Director Stock Option Plan, or Director Plan, each non-employee director who was a member of the board of directors prior to our initial public offering was automatically granted on the date of that offering an initial option to purchase 20,000 shares of common stock with an exercise price equal to $12.00 per share, which will vest in equal quarterly installments over four years. Each non-employee director who becomes a member of the board of directors after the date of that offering will be automatically granted on the date first elected to the board of directors an option to purchase 20,000 shares of common stock, which will vest in equal quarterly installments over four years. In addition, provided that the director continues to serve as a member of the board of directors, each non-employee director will be automatically granted on the anniversary of such non-employee director's initial option grant date an option to purchase 3,000 shares of common stock, which will vest in four equal quarterly installments over one year. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant and a term of ten years from the date of grant. Unvested options terminate when the director ceases to be a director for any reason other than death or permanent disability. Vested options may be exercised at any time during the option term. The term of the Director Plan is ten years, unless sooner terminated by vote of the board of directors.

                            STOCK PERFORMANCE GRAPH

    The following graph compares the percentage change in the cumulative total stockholder return on Mainspring's Common Stock during the period from Mainspring's initial public offering on July 27, 2000 through December 31, 2000, with the cumulative total return of the Nasdaq Stock Market National Market Index ("Nasdaq Market Index") and the Russell 2000 Index. Mainspring does not believe that there is a representative published industry or line-of-business index or a representative industry peer group of public companies against which to measure Mainspring's stock price performance. Therefore, under Securities and Exchange Commission regulations, Mainspring has selected the Russell 2000 Index, an index of companies with similar market capitalization to Mainspring, to use as a representative peer group. The comparison assumes $100 was invested in Mainspring's common stock on July 27, 2000 at the $12.00 initial public offering price and in each of the foregoing indices and assumes dividends, if any, were reinvested.


         COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAINSPRING, INC.,
             NASDAQ MARKET INDEX AND THE RUSSELL 2000 INDEX (1)(2)




                    [STOCK PERFORMANCE GRAPH APPEARS HERE]


         -------------------------------------------------------------------------------------------------------
                                   7/27/00   7/31/00    8/31/00   9/29/00   10/31/00   11/30/00   12/29/00
            MAINSPRING, INC.       100.00     104.80     72.49     51.97      55.46      25.77      21.83
            NASDAQ MARKET INDEX    100.00     100.00    111.50     97.44      88.85      68.69      65.17
            RUSSELL 2000 INDEX     100.00     100.00    107.46    104.18      99.44      89.10      96.61
         -------------------------------------------------------------------------------------------------------

(1) Prior to July 27, 2000 Mainspring's Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Mainspring under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price information shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Media General Financial Services, a source believed to be reliable, but Mainspring is not responsible for any errors or omissions in such information.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 17, 2001: (i) the name of each person who is known by Mainspring to own beneficially more than 5% of the outstanding shares of common stock of Mainspring; (ii) the name of each director of Mainspring; (iii) the name of each Named Executive Officer; and (iv) the number of shares beneficially owned by each such person and all directors and executive officers of Mainspring as a group and the percentage of the outstanding shares represented thereby.


                                                                          AMOUNT AND
  NAME AND ADDRESS                                                         NATURE OF
  OF BENEFICIAL OWNER (1)                                               OF OWNERSHIP (2)      PERCENT OF CLASS (3)
  -----------------------------------------------------------------     ----------------      --------------------
  PRINCIPAL STOCKHOLDERS:
  Highland Capital Partners II, Limited Partnership
  2 International Place
  Boston, MA  02110..............................................           1,302,170                  6.7%

  Greylock Equity Limited Partnership (4)
  One Federal Street
  Boston, MA  02110..............................................           2,717,750                 13.9%

  Crosslink (5)
  Two Embarcadero Center, Suite 2200
  San Francisco, CA  94111.......................................           1,500,169                  7.7%

  Dresdner RCM Global Investors (6)
  Four Embarcadero Center
  San Francisco, CA  94111.......................................           1,381,300                  7.1%

  J.P. Morgan Partners (SBIC), LLC (7)
  1221 Avenue of the Americas, 40th Floor
  New York, NY  10020............................................           1,060,378                  5.4%

  FMR Corp. (8)
  82 Devonshire Street
  Boston, MA  02109..............................................           1,014,700                  5.2%

  NAMED OFFICERS:
  Joseph L. Gagnon (9)...........................................             111,305                    *
  Eric R. Pelander (10)..........................................              93,193                    *
  S. Ming Tsai (11)..............................................             118,200                    *
  Michael J. Armano (12).........................................              74,584                    *

  DIRECTORS:
  John M. Connolly (13)..........................................           1,287,201                  6.5%

  Mark A. Verdi (14).............................................             191,382                  1.0%

  Bruce A. Barnet (15)
  5 Crooked Mile Road
  Westport, CT  06680............................................             116,070                    *

  Lawrence P. Begley (16)
  CCBN.com
  200 Portland Street, 5th Floor
  Boston, MA  02114..............................................              54,250                    *

  Anthony P. Brenner (17)
  Crosslink Capital
  Two Embarcadero Center, Suite 2200
  San Francisco, CA  94111.......................................           1,505,897                  7.7%

  Paul A. Maeder (18)
  Highland Capital
  2 International Place
  Boston, MA  02110..............................................           1,309,537                  6.7%

  William S. Kaiser (19)
  Greylock Management
  One Federal Street
  Boston, MA  02110..............................................           2,721,500                 13.9%

  ALL DIRECTORS AND EXECUTIVE OFFICERS
    AS A GROUP (20) (13 persons).................................           7,941,281                 39.3%

 * Less than one percent of the outstanding Common Stock.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o Mainspring, Inc., One Main Street, Cambridge, MA 02142.
(2) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.
(3) Applicable percentage ownership as of April 17, 2001 is based upon 19,542,107 shares of Common Stock outstanding as of such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 30, 2001 ("presently exercisable stock options") are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(4)  According to a Schedule 13G filed on February 14, 2001.
(5) Comprised of Crosslink Crossover Fund III, L.P.; Offshore Crosslink Crossover Fund III Unit Trust; Delta Growth Fund, L.P.; Crosslink Omega Ventures III, L.L.C.; and Crosslink Offshore Omega Ventures III (a Cayman Islands unit trust).
(6) According to a Schedule 13G filed on February 7, 2001. Comprised of Dresdner RCM Global Investors LLC; Dresdner RCM Global Investors US Holdings LLC; and Dresdner Bank AG.
(7) According to a Schedule 13G filed on February 13, 2001. J.P. Morgan Partners (SBIC), LLC is formerly known as Chase Venture Capital Partners, L.P.
(8)  According to a Schedule 13G filed on February 14, 2001.
(9) Includes 53,583 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to Mainspring's Amended and Restated 1996 Omnibus Stock Plan ("1996 Plan") and Mainspring's 2000 Stock Option and Incentive Plan (the "2000 Plan").
(10) Includes 57,416 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan and the 2000 Plan.
(11) Includes 53,583 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan and the 2000 Plan.
(12) Includes 49,584 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan and the 2000 Plan.

(13) Mr. Connolly also serves as President and Chief Executive Officer of Mainspring. Includes an aggregate of 10,000 shares owned by Mr. Connolly's minor children; Mr. Connolly claims beneficial ownership of such shares. Includes 182,767 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan and the 2000 Plan.
(14) Mr. Verdi also serves as Senior Vice President, Finance and Operations and Chief Financial Officer of Mainspring. Includes 74,184 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan and the 2000 Plan.
(15) Includes 3,750 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to Mainspring's 2000 Non-Employee Director Stock Option Plan (the "Director Plan").
(16) Includes 3,750 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Director Plan.
(17) Includes 1,500,169 shares held by the Crosslink entities. Mr. Brenner disclaims beneficial ownership of the shares held by the Crosslink entities except to the extent of his proportionate pecuniary interest therein.
     Also, includes 3,750 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Director Plan.
(18) Includes 1,302,170 shares held by Highland Capital Partners II, Limited Partnership. Mr. Maeder disclaims beneficial ownership of the shares owned by Highland except to the extent of his proportionate pecuniary interest therein. Also, includes 3,750 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Director Plan.
(19) Includes 2,717,750 shares held by Greylock Equity Limited Partnership. Mr. Kaiser disclaims beneficial ownership of the shares owned by Greylock except to the extent of his proportionate pecuniary interest therein.
     Also, includes 3,750 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the Director Plan.
(20) Includes 686,838 shares of Common Stock issuable upon exercise of presently exercisable stock options granted pursuant to the 1996 Plan, the 2000 Plan and the Director Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS

     On August 31, 1999, S. Ming Tsai borrowed $200,000 from Mainspring. The loan is evidenced by a full recourse promissory note and bears interest at a rate of 8.0%. Principal of $100,000 and accrued interest on $100,000 will be forgiven based on Mr. Tsai's continued employment with Mainspring through August 15, 2001. The remaining principal and interest is due on August 31, 2001. Rather than provide a signing bonus to Mr. Tsai, we offered a loan to Mr. Tsai and agreed to forgive the portion of the loan in return for Mr. Tsai's commitment to remain with Mainspring.

     On March 15, 2000, Michael Armano borrowed $225,000 from Mainspring. The loan is evidenced by a full recourse promissory note and bears interest at a rate of 8.75%. Accrued interest will be forgiven if we continue to employ Mr. Armano for two years. Principal of $225,000 is due on March 15, 2002.

     We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors on the board of directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAINSPRING, INC.
                                        (Registrant)

April 30, 2001                          /s/ Mark A. Verdi
                                        -----------------------
                                        Mark A. Verdi
                                        Senior Vice President, Finance &
                                        Operations, Chief Financial Officer
                                        and Director