Form 10-Q
period 2001-03-31
MAINSPRING INC
filed 2001-05-14
CIK 1017174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD March 31, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-31119

MAINSPRING, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-3314689
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

ONE MAIN STREET, CAMBRIDGE, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

617-588-2300
(Registrant's Telephone Number, Including Area Code)

     Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [_]

      As of May 8, 2001 there were 19,617,842 shares of Common Stock, $.01 par value, outstanding.

MAINSPRING, INC.

Form 10-Q
Table of Contents
March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MAINSPRING, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

	December 31, 2000	March 31, 2001

Assets		(unaudited)

Current assets:
Cash and cash equivalents	$70,881	$59,844
Accounts receivable, net	4,176	3,358
Unbilled revenue on contracts	258	12
Prepaid expenses and other current assets	881	1,294

Total current assets	76,196	64,508

Property and equipment, net	8,121	9,108
Notes receivable from officer	225	-

Total assets	$84,542	$73,616

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,371	$2,285
Accrued expenses	10,835	7,384
Deferred revenue	6,173	3,559

Total current liabilities	20,379	13,228

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; Authorized: 250,000,000
shares; Issued: 19,505,540 and 19,544,107 shares at
December 31, 2000 and March 31, 2001, respectively;
Outstanding: 19,501,540 and 19,540,107 shares at
December 31, 2000 and March 31, 2001, respectively	195	195
Additional paid-in capital	117,385	116,998
Deferred compensation	(8,065)	(7,048)
Treasury stock, at cost	(2)	(2)
Accumulated deficit	(45,350)	(49,755)

Total stockholders’ equity	64,163	60,388

Total liabilities and stockholders’ equity	$84,542	$73,616

The accompanying notes are an integral part of these consolidated financial statements.

MAINSPRING, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,

	2000	2001

Revenue:
Consulting	$4,695	$7,194
Subscriptions	315	614

Total revenue	5,010	7,808

Cost of revenue:
Consulting (exclusive of $778 and $348 of stock-
based compensation for the three months ended
March 31, 2000 and 2001, respectively)	2,802	4,525
Subscriptions (exclusive of $26 and $4 of stock-
based compensation for the three months ended
March 31, 2000 and 2001, respectively)	575	420

Total cost of revenue	3,377	4,945

Gross margin	1,633	2,863

Operating expenses:
Research and development (exclusive of $9 of stock-based
compensation for the three months ended March 31, 2000)	263	-
Selling, general and administrative (exclusive of $334 and $256 of stock-based compensation for the three months ended
March 31, 2000 and 2001, respectively)	7,017	7,499
Stock-based compensation—employees and
consultants	1,147	608

Total operating expenses	8,427	8,107

Loss from operations	(6,794)	(5,244)
Interest income, net	385	839

Net loss	(6,409)	(4,405)
Accretion of preferred stock to redemption value	(3,227)	-

Net loss attributable to common stockholders	$(9,636)	$(4,405)

Basic and diluted net loss per share	$(4.40)	$(0.23)
Shares used in computing basic and diluted net loss per share	2,188,306	19,527,172

The accompanying notes are an integral part of these consolidated financial statements.

MAINSPRING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,

	2000	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(6,409)	$(4,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	139	547
Services received in exchange for preferred stock warrants	263	-
Stock-based compensation expense	1,147	608
Changes in operating assets and liabilities:
Accounts receivable	(45)	818
Unbilled revenue on contracts	(1,176)	246
Prepaid expenses and other assets	(634)	(188)
Accounts payable	(123)	(1,086)
Accrued expenses	1,010	(3,451)
Deferred revenue	1,178	(2,614)

Net cash used in operating activities	(4,650)	(9,525)

Cash flows from investing activities:
Increase in restricted cash	(832)	-
Purchases of property and equipment	(867)	(1,534)
Proceeds from sale of short-term investments	6,682	-

Net cash provided by (used in) investing activities	4,983	(1,534)

Cash flows from financing activities:
Repayments of long-term debt	(69)	-
Issuance of notes receivable from officer	(225)	-
Proceeds from exercise of stock options	598	22

Net cash provided by financing activities	304	22

Net increase (decrease) in cash and cash equivalents	637	(11,037)
Cash and cash equivalents, beginning of period	5,859	70,881

Cash and cash equivalents, end of period	$6,496	$59,844

The accompanying notes are an integral part of these consolidated financial statements.

MAINSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Mainspring, Inc. (“Mainspring” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

      Revenue pursuant to digital business strategy consulting services is generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). For those contracts for which the Company has concluded that the arrangement involves a potentially significant degree of risk or unique acceptance criteria, the Company utilizes the completed contract method for recognizing revenue. Under the completed contract method, the revenue and costs associated with the contract are deferred until the project is completed and accepted. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Revenue pursuant to eStrategy Direct and eStrategy Executive Council subscriptions is recognized ratably over the term of the contract, generally 12 months. Revenue under arrangements where multiple services are sold together is allocated to each element based on their relative fair values, with fair value being the price charged when that element is sold separately. Revenue excludes reimbursable expenses charged to and collected from clients. Revenue and cost of revenue from subcontractors was $38,000 for the three months ended March 31, 2001. The unearned portion of customer billings is included in deferred revenue in the accompanying consolidated balance sheet.

4.   Subsequent Events

      On April 19, 2001, Mainspring and International Business Machines Corporation (“IBM”) announced they had entered into a definitive agreement for IBM to acquire Mainspring. Under terms of the agreement, IBM will pay $4.00 per share in cash for each outstanding share of Mainspring’s common stock. The acquisition has been approved by the board of directors of Mainspring and is subject to customary closing conditions, including the expiration or termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the shareholders of Mainspring. If completed, Mainspring will become a wholly owned subsidiary of IBM. The transaction is expected to close in June 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of Mainspring should be read in conjunction with Mainspring's unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report and with the Company's Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Exchange Act of 1934. These statements involve risks, uncertainties and assumptions as to such matters as Mainspring's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Mainspring's actual results, levels of activity, performance and achievements could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed in "Risks Related To Our Business," as well as those discussed elsewhere herein. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

      Mainspring is a strategy consulting firm that focuses on developing digital business strategies that offer an immediate and specific plan of action. We work primarily with Global 2000 companies to help them develop, commercialize and optimize online and offline businesses. Mainspring provides the following integrated service offerings: digital business strategy consulting and Mainspring Direct, which is comprised of our eStrategy Direct and eStrategy Executive Council. In 1998, we began providing strategy consulting services, hiring business development professionals and administrative personnel, and building an operational infrastructure. Our number of full-time employees grew from 33 at December 31, 1997 to 256 at March 31, 2001.

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

      To date, our revenue has been derived primarily from providing our digital business strategy consulting services. For the three months ended March 31, 2001, 92% of our revenue was derived from digital business strategy consulting and 8% was derived from our Mainspring Direct offering. We expect that digital business strategy consulting will continue to account for a major portion of our total revenue in the foreseeable future. Our revenue from digital business strategy consulting will be driven primarily by the number and scope of our digital business strategy consulting engagements and by the number of our strategy consultants. We expect that our revenue from Mainspring Direct will fluctuate based on the number and price of subscriptions sold in a particular period.

      For the three months ended March 31, 2001, five clients accounted for approximately 40% of our total revenue, with one client accounting for 10% of revenue. Our revenue from any single client will vary from period to period, however, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenue could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations. For the three months ended March 31, 2000 and 2001, substantially all of our revenue was generated within North America and was denominated in U.S. dollars.

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

      Selling, general and administrative expenses consist of salaries, commissions and related expenses for personnel performing sales, marketing and administrative functions, professional services fees, occupancy and facilities costs, and other general corporate expenses. We expect selling, general and administrative expenses to decrease as we are reducing additional investments in our marketing, advertising, information technology and operational infrastructure.

      Stock-based compensation consists of expenses arising from option grants. We have recorded aggregate deferred compensation totaling $12.2 million in connection with certain stock option grants from inception through March 31, 2001. We will recognize stock-based compensation expenses through September 30, 2005, which is the end of the vesting period for the related options. Stock-based compensation represents the difference between the exercise price of options to purchase common stock granted to our employees and the fair value of these shares as of the date of grant, as subsequently determined for financial reporting purposes. These expenses also include the fair value of options granted to non-employees as of the date of grant, as subsequently determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123.

      From inception through March 31, 2001, we incurred net losses for federal and state tax purposes. We have not recognized any tax provision or benefit. As of December 31, 2000, we had approximately $34.8 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2001. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we believe it is more likely than not, as defined by generally accepted accounting principles, that the net deferred tax asset will not be realized. Accordingly, a 100% valuation allowance has been recorded.

      On April 19, 2001, Mainspring and International Business Machines Corporation (“IBM”) announced they had entered into a definitive agreement for IBM to acquire Mainspring. Under terms of the agreement, IBM will pay $4.00 per share in cash for each outstanding share of Mainspring’s common stock. The acquisition has been approved by the board of directors of Mainspring and is subject to customary closing conditions, including the expiration or termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the shareholders of Mainspring. If completed, Mainspring will become a wholly owned subsidiary of IBM. The transaction is expected to close in June 2001.

Results of Operations

      The following table sets forth the percentage of total revenue of certain items included in Mainspring's Consolidated Statements of Operations:

	Three Months Ended March 31,

	2000	2001

Revenue:
Consulting	94%	92%
Subscriptions	6	8

Total revenue	100	100
Cost of revenue:
Consulting	56	58
Subscriptions	11	5

Total cost of revenue	67	63

Gross margin	33	37

Operating expenses:
Research and development	5	-
Selling, general and administrative	140	96
Stock-based compensation	23	8

Total operating expenses	168	104

Loss from operations	(135)	(67)
Interest income, net	7	11

Net loss	(128)%	(56)%

Revenue

      Revenue from consulting services for the three months ended March 31, 2001 increased $2.5 million, or 53%, over revenue for the comparable period in 2000. This increase was the result of increases in the size and number of our client engagements and in the number of our billable consultants. Revenue from subscriptions for the three months ended March 31, 2001 increased $0.3 million or 95%, over revenue for the comparable period in 2000. This increase was due to increases in the number of clients subscribing to the Mainspring Direct service.

Cost of Revenue

      Cost of revenue for consulting services for the three months ended March 31, 2001 increased $1.7 million, or 61%, over cost of revenue for consulting services for the comparable period in 2000. This increase was due to our headcount as well as higher strategy consultant compensation and benefits. Cost of revenue for subscriptions for the three months ended March 31, 2001 decreased $0.2 million or 27%, from the cost of revenue for subscriptions for the comparable period in 2000. This decrease was due to our reduced direct investment in Mainspring Direct through improved leverage of our strategy consultants and intellectual capital.

Gross Margin

      Gross margin for consulting services was $2.7 million, or 37.1% for the three months ended March 31, 2001. Gross margin for consulting services was $1.9 million, or 40.3%, for the comparable period in 2000. This dollar increase was due to increases in the size and number of our client engagements, while the decrease in gross margin percentage was the result of a decrease in utilization. Gross margin for subscriptions was $(0.3) million, or (82.5)%, for the three months ended March 31, 2000 and increased to $0.2 million, or 31.6%, for the comparable period in 2001. This increase was due to an increase in the number of clients subscribing to our eStrategy Direct and eStrategy Executive Council subscription services, as well as a reduction in the direct investment in Mainspring Direct through improved leverage of our strategy consultants and intellectual capital.

Operating Expenses

      Research and development. Research and development expenses for the three months ended March 31, 2001 decreased $0.3 million, or 100%, from research and development expenses for the comparable period in 2000. This decrease was due to the decrease of costs associated with our strategic alliance with Bain & Company, established in September 1999. This strategic relationship required Bain & Company to perform research and development work for Mainspring that focused on challenges posed by the Internet economy to companies within specific vertical markets, including apparel, consumer electronics and grocery retailing. This work was completed during the first quarter of 2000 and no additional work has been performed thereafter.

      Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $0.5 million, or 7%, over selling, general and administrative expenses for the comparable period in 2000.

This increase primarily consists of $0.7 million for rent and $0.4 million for depreciation, offset by decreases of $0.5 million for marketing campaigns and $0.1 million for branding and professional fees.

      Stock-based compensation. Stock-based compensation expense for the three months ended March 31, 2001 was $0.6 million, a decrease of $0.5 million over stock-based compensation for the comparable period in 2000. For the three months ended March 31, 2001, the following amounts were excluded from the respective line items: $348,000 from consulting cost of revenue, $4,000 from subscriptions cost of revenue and $256,000 from selling, general and administrative expenses. As of March 31, 2001, the balance in deferred compensation, a component of stockholders' equity, was $7.0 million. The decrease in stock-based compensation is primarily attributable to forfeitures related to terminated employees.

      Interest income, net. Interest income, net is interest earned on our invested cash, cash equivalents and short-term investments, net of interest we incurred on our borrowings. Our interest income, net was $0.8 million for the three months ended March 31, 2001, an increase of $0.5 million over the comparable period in 2000. The increase was the result of an increased balance of available funds for investing and elimination of interest expense incurred on equipment term notes, which were repaid in full in 2000. Our borrowings had consisted of term notes used to fund purchases of equipment.

Liquidity and Capital Resources

      We raised $50.0 million in August 2000 from an initial public offering of 4,600,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. The primary purposes of this offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We expect to use the proceeds for general corporate purposes, including working capital. Pending such uses, we have invested the net proceeds of this offering in money market accounts. Prior to our initial public offering, we raised $50.6 million of equity capital from the sale of preferred stock, net of issuance costs.

      Mainspring has experienced a cumulative net loss since inception through March 31, 2001 of approximately $49.4 million and expects to continue to incur losses in the near term. In addition, Mainspring has not yet generated cash from operations, and we will continue to need to increase revenues to achieve profitability; however, we believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

      Cash used in operations for the three months ended March 31, 2000 and 2001 was approximately $4.7 million and $9.5 million, respectively. This increase was primarily a result of payments for bonuses associated with headcount growth, payments related to the buildout of our facilities, and decreases in deferred revenue offset by collections of accounts receivable and non-cash equity and depreciation charges.

      Cash provided by (used in) investing activities for the three months ended March 31, 2000 and 2001 was approximately $5.0 million and $(1.5) million, respectively. This decrease was primarily attributable to selling short-term investments in 2000, partially offset by additional purchases of property and equipment in 2001.

      Cash provided by financing activities for the three months ended March 31, 2000 and 2001 was $0.3 million and $22,000, respectively. This decrease was the result of reduced proceeds from option exercises in 2001 compared to 2000, partially offset by repayments of long-term debt and a note issued to an officer in 2000.

Risks Related to Our Business

Our business could be harmed if the acquisition by IBM is not consummated

      On April 19, 2001, Mainspring and IBM entered into a definitive merger agreement for IBM to acquire Mainspring. The acquisition is subject to closing conditions, including, among other things, the expiration or termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by Mainspring’s shareholders, the absence of any pending suits or proceedings seeking to challenge or prohibit the acquisition and the absence of any breach by IBM or Mainspring in any material respect of any of the representations, warranties or covenants contained in the merger agreement.

      The attention of our management team and employees has been and will continue to be diverted by the negotiation of the acquisition and preparation for integration with IBM. Our operating results may be affected by the diversion of management’s attention by the acquisition, which could cause our stock price to decrease if the acquisition is not consummated. In addition, our customers, potential partners and investors may perceive a failure to consummate the acquisition as an indication of a problem with our business, which could seriously harm our operating results and/or decrease our stock price.

We have a history of operating losses and expect to incur losses in the future

      We experienced a cumulative net loss of $49.4 million for the period from inception through March 31, 2001. We expect to reduce our operating and infrastructure expenses and leverage the existing infrastructure as we expand our business. However, we will continue to need to increase revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant risks and uncertainties that affect our business. In addition, we have not yet generated cash from operations and because we plan to continue to expand and develop our business, we may fail to generate cash from operations in the future.

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

The loss of a large client or the failure to collect a large account receivable could significantly reduce our revenues

      We derive a significant portion of our revenues from large clients. In the three months ended March 31, 2001, our five largest clients collectively accounted for approximately 40% of our revenues, with one client accounting for more than 10% of revenue. We may not sustain the volume of work that we currently perform for these clients, and there is a risk that they may not retain us in the future. Any cancellation, deferral or significant reduction in the work performed for these clients or a significant number of our other smaller clients could materially and adversely affect our revenues. In addition, if we fail to collect a large account receivable, we could be subjected to significant financial exposure.

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

  effectively incorporate leading technologies in our strategic advice;
  continue to develop our strategic and technical expertise;
  respond to emerging industry standards and other technological changes;
  enhance our current service offerings; and
  develop new services that meet changing customer needs.

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
  cancellations or reductions in the scope of major projects;
  unanticipated variations in the size, budget, number or progress toward completion of our engagements;
  changes in our pricing policies or those of our competitors;

  the efficiency with which we utilize our employees, including our ability to transition employees from completed to new engagements;
  the cost of attracting and retaining experienced personnel; and
  our ability to manage our operating costs.

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

Our market is highly competitive and we compete with companies with greater resources and longer operating histories

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

  delayed or lost client revenues;
  adverse client reactions;
  negative publicity;
  additional expenditures to correct the problem; and
  claims against us.

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

Our stock price has been volatile and unpredictable

      The market price of our common stock has been volatile. Our common stock has been listed on the Nasdaq National Market since July 27, 2000. The closing market price of our common stock has experienced variations, and since our initial public offering through May 8, 2001, our high and low sales price has ranged from a high of $19.37 to a low of $1.50. The stock market in general, and the market for professional services firm stocks in particular, has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to:

  our perceived prospects;

  variations in our operating results and our achievement of key business targets;
  changes in securities analysts' recommendations or earnings estimates;
  differences between our reported results and those expected by investors and securities analysts;
  announcements of new contracts or service offerings by us or our competitors;
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

MAINSPRING'S BUSINESS IS SUBJECT TO RISKS OTHER THAN THOSE SET FORTH HEREIN. SUCH ADDITIONAL RISKS ARE PRESENTED IN THE COMPANY'S PROSPECTUS DATED JULY 26, 2000 AND THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

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

PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings

      Mainspring is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Mainspring's financial position or results of operations.

Item 2.       Changes in Securities and Use of Proceeds

      In January 2001, Mainspring established a revolving line of credit with a bank under which it can borrow up to $1.0 million based on a percentage of eligible accounts receivable. This line of credit expires on December 31, 2001. Borrowings under the line are payable on demand and bear interest at the bank's prime rate. Under the terms of the agreement, Mainspring is required to comply with certain restrictive covenants, which require that Mainspring's quarterly net losses do not exceed certain amounts and that Mainspring maintain minimum amounts of liquidity. Mainspring is also restricted from paying dividends on its common stock while the line is outstanding.

Item 3.       Defaults Upon Senior Securities

           Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

Item 5.      Other Information

        Not applicable

Item 6.       Exhibits and Reports on Form 8-K.

       (a)     Exhibits

      2.1      Agreement and Plan of Merger Among International Business Machines Corporation, Waterfall Acquisition Corp. and Mainspring, Inc. dated as of April 19, 2001 (filed as Exhibit 2.1 to Mainspring's Current Report on Form 8-K (Commission File No. 0000-31119) dated April 19, 2001 and incorporated herein by reference).

      10.1       Amendment No. 5 to Agreement of Lease, dated March 31, 2001, between the Company and NOP Riverfront LLC for office space located at One Main Street, Cambridge, Massachusetts 02142.

      10.2       Loan and Security Agreement dated January 9, 2001, between the Company and Silicon Valley Bank for a $1,000,000.00 revolving line of credit.

(b)    Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSPRING, INC.

/s/      JOHN M. CONNOLLY

By:
John M. Connolly
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

/s/     MARK A. VERDI

By:
Mark A. Verdi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2001

Exhibit 10.1

ONE MAIN STREET
Cambridge, Massachusetts

AMENDMENT NO. 5 TO AGREEMENT OF LEASE
Mainspring, Inc.

This Amendment No. 5 to Agreement of Lease (“Amendment No. 5”) is made as of March 31, 2001 by and between NOP Riverfront LLC, a Delaware limited liability company and successor in interest to BRE/RIVERFRONT LLC (hereinafter, “Landlord”), and Mainspring, Inc., a Delaware corporation (hereinafter “Tenant”).

Background

     A.      Pursuant to the terms of a lease dated as of July 31, 1996 (“Original Lease”), as amended by Amendment No. 1 to Agreement of Lease dated as of September, 1998 (“Amendment No. 1”), Amendment No. 2 to Agreement of Lease dated as of November 30, 1998 (“Amendment No. 2”), Amendment No. 3 to Agreement of Lease dated as of January 31, 2000 (“Amendment No. 3”), and Amendment No. 4 to Agreement of Lease dated as of March 10, 2000 between Landlord and Tenant (as so amended, the “Lease”), Tenant currently leases from Landlord 63,142 square feet of Rentable Area in the building known as One Main Street, Cambridge, Massachusetts (the “Building”) comprised of 31,571 square feet of Rentable Area on the 6th floor of the Building (the “6th Floor Premises”) and 31,571 square feet of Rentable Area on the 7th floor of the Building (the “7th Floor Premises”) (collectively, the “Demised Premises”). Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Lease.

      B.      The Term of the Lease is currently scheduled to expire on July 31, 2005 (the “Termination Date”).

     C.      Landlord and Tenant desire to enter into this Amendment No. 5 to provide for (i) the surrender of a portion of the 7th Floor Premises that is outlined as the Surrendered Space on Exhibit A hereto and contains 18,403 square feet of Rentable Area (the “Surrendered Space”) and (ii) the termination of the Lease with respect to said Surrendered Space, subject to the terms and conditions set forth in this Amendment No. 5.

Agreement

     FOR VALUE RECEIVED, Landlord and Tenant hereby agree as follows:

     1.      Surrender Date. The Term of the Lease with respect to the Surrendered Space shall expire at 12:00 midnight on April 3, 2001 (the “Surrender Date”) as though such date were the Termination Date for the Surrendered Space. From and after the Surrender Date, the Demised Premises shall consist of 44,739 square feet of Rentable Area comprised of (i) the 6th Floor Premises containing 31,571 square feet of Rentable Area and (ii) the remainder of the 7th Floor Premises containing 13,168 square feet of Rentable Area (the “Remaining 7th Floor Premises”).

     2.      Surrender. On the Surrender Date, Tenant shall surrender and vacate the Surrendered Space in its current as-is condition, except for any furnishings that Tenant leaves in the Surrendered Space for the use of Landlord’s prospective tenant for the Surrendered Space (the “Prospective Tenant”) pursuant to a separate agreement between Tenant and said Prospective Tenant. Landlord, at its expense, shall install a check meter for the use of electricity in the Remaining 7th Floor Premises.

            Except as provided herein, Landlord and Tenant shall be, as of the Surrender Date, released and forever discharged of and from their respective obligations arising after the Surrender Date to keep, observe and perform the several covenants, conditions and agreements in the Lease on their respective parts to be kept, observed and performed as described in the Lease with respect to the Surrendered Space, provided that such surrender of the Surrendered Space shall not affect the liability of Tenant or its successors for amounts due under the Lease with respect to said Surrendered Space through or on account of the period up to the Surrender Date or the liability of Tenant or its successors under the provisions of the Lease concerning indemnification or hazardous materials with respect to the Surrendered Space arising from events or conditions occurring through the Surrender Date (which shall survive the termination of the Lease with respect to the Surrendered Space). Notwithstanding the foregoing, Tenant acknowledges that it shall pay (a) the portion of the Yearly Fixed Rent and Additional Rent on account of Taxes and Operating Expenses under Article 6 of the Lease related to the Surrendered Space for the entire month of April 2001 and (b) the Additional Rent on account of electricity and any separately reimbursable services provided for the Demised Premises during the portion of the month from April 1, 2001 through the Surrender Date (all of which amounts under this sentence shall be determined under the provisions of the Lease in effect prior to this Amendment).

     3.      Yearly Fixed Rent. Commencing on May 1, 2001 and continuing through the remainder of the Term, Article 1.(18) of the Lease shall be amended to read in its entirety as follows:

“(18) Yearly Fixed Rent:       (a)       During the period commencing on May 1, 2001 through August 14, 2001: At the rate of $1,743,983.09 per annum (representing a blended rate of approximately $38.98 per square foot of Rentable Area per annum on 44,739 rentable square feet)

(b)      During the period commencing on August 15, 2001 through November 30, 2002: At the rate of $1,796,724.82 per annum (representing a blended rate of approximately $40.16 per square foot of Rentable Area per annum on 44,739 rentable square feet)

(c)      During the period commencing on December 1, 2002 through the Termination Date on July 31, 2005: At the rate of $1,879,038.00 per annum (representing a rate of $42.00 per square foot of Rentable Area per annum on 44,739 rentable square feet)”

           4.        Tenant’s Proportionate Share of Taxes and Operating Expenses. The provisions of Amendment No. 1, Amendment No. 2, and Amendment No. 3 that amend Sections 6.2, 6.3, and 6.4 of the Lease shall not apply to the portion of the Term commencing on May 1, 2001 through the Term Expiration Date on July 31, 2005, and the provisions of Sections 6.2, 6.3 and 6.4 of the Original Lease shall apply to such portion of the Term, with the following modifications:

(a)      For the period commencing on May 1, 2001 through November 30, 2002, Section 6.2 (Taxes) of the Lease shall be amended to delete the words “in excess of the amount of said real estate taxes imposed against the Building and the Land for the fiscal tax year ending June 30, 1997” and to insert the words “in excess of $1,546,553”;

(b)      For the period commencing on December 1, 2002 through July 31, 2005, Section 6.2 (Taxes) shall be amended to delete the words inserted under subparagraph (a) above and to insert the words “in excess of the amount of said real estate taxes imposed against the Building and the Land for the fiscal tax year ending June 30, 2000”;

(c)      For the period commencing on May 1, 2001 through November 30, 2002, Section 6.3 (Operating Expenses) of the Lease shall be amended to delete the words “in excess of the amount of said costs and expenses incurred by Landlord in the operation and maintenance of the Building and the Land during the calendar year ending December 31, 1996” and to insert the words “in excess of $2,025,226”;

(d)      For the period commencing on December 1, 2002 through July 31, 2005, Section 6.3 (Operating Expenses) of the Lease shall be amended to delete the words inserted under subparagraph (c) above and to insert the words “in excess of the amount of said costs and expenses incurred by Landlord in the operation and maintenance of the Building and the Land during the calendar year ending December 31, 2000”; and

(e)      For the period commencing on May 1, 2001 through July 31, 2005, Section 6.4 of the Lease shall be amended to read in its entirety as follows:

           “6.4 Tenant’s Proportionate Share: Tenant’s proportionate share of taxes pursuant to Section 6.2 and operating expenses pursuant to Section 6.3, respectively, shall be 13.70% (44,739 square feet divided by 326,470 square feet) and 13.90% (44,739 square feet divided by 321,917 square feet), respectively.”

           5.        Parking. From and after the Surrender Date, Article 1.(9) of the Lease shall be amended to read in its entirety as follows: “(9) Parking Spaces: Forty-five (45).”

           6.        Termination Fee. In consideration of Tenant’s surrendering the Surrendered Space to Landlord to enable Landlord to incorporate the Surrendered Space in a lease with the Prospective Tenant, for so long as Tenant shall not be in default under the Lease (continuing beyond any applicable notice and cure periods), Tenant shall be entitled to a monthly rent credit for the following periods in the below-listed amounts:

Period	Amount per Month

November 1, 2001 through November 30, 2001:	$3,701
December 1, 2001 through November 30, 2002:	$6,916
December 1, 2002 through July 31, 2005:	$5,792

           7.        Right of First Offer. Tenant’s right of first offer under paragraph 11 of Amendment No. 3 shall not be affected by this Amendment, except as set forth in Paragraph 8 below. Tenant acknowledges that such right of first offer no longer applies to the Veritas Software space on the 8th floor described in Exhibit C to Amendment No. 3. Tenant shall also have a right of first offer on the Surrendered Space under the same terms and conditions as paragraph 11 of Amendment No. 3, as to the events set forth in clause (i) and in the first clause (ii) in paragraph 11(a), but not as to the events described in the second clause (ii) (which due to a scrivener’s error was not numbered clause (iii) in sequence) or in clause (iv) of paragraph 11(a). Paragraph 15 of Amendment No. 3 is hereby deleted in its entirety.

            8.       Miscellaneous – Sublease Levels. Effective as of the date hereof, subsection (2) of Section 14.5 of the Lease (as previously amended in paragraph 8(b) of Amendment No. 3), paragraph 11(d) of Amendment No. 3, paragraph 12(e) of Amendment No. 3, and paragraph 13 of Amendment No. 3 shall each be amended by deleting the words “fifty percent (50%)” and by substituting therefor the words “twenty nine and four-tenths percent (29.4%)”.

            9.       Brokerage Fees. Landlord and Tenant each represents and warrants that it has had no dealings with any broker or agent in connection with this Fifth Amendment and the lease to the Prospective Tenant, other than Insignia ESG, Inc. (“Insignia”). Each party covenants to pay, hold harmless and indemnify the other party from and against any and all costs, expenses or liability for any compensation, commissions, and charges claimed by any other broker or agent arising from its breach of the foregoing warranty. Landlord shall pay the commission due to Insignia on account of this Amendment and the lease of the Surrendered Space to the Prospective Tenant pursuant to a separate agreement.

            10.     Conditions. The submission of this Amendment to Tenant does not constitute an offer, and no legal obligations shall arise with respect to the Demised Premises or other matters herein until this Amendment is executed and delivered by Landlord and Tenant.

            11.      General. Except as set forth herein, the Lease is hereby ratified and confirmed in all respects.

Executed as a sealed Massachusetts instrument as of the date first set forth above.

LANDLORD:

NOP RIVERFRONT LLC,
a Delaware limited liability company

By:	National Office Partners Limited Partnership,
a Delaware limited partnership, its Managing Member

By:	Hines National Office Partners Limited Partnership,
a Texas limited partnership, its General Partner

By:	Hines Fund Management, L.L.C.,
a Delaware limited liability company,
its General Partner

By:	Hines Interests Limited Partnership,
a Delaware limited partnership,
its sole member

By: Hines Holdings, Inc.,
a Texas corporation,
its General Partner

By: /s/ David G. Perry

Name: David G. Perry
Title: Senior Vice President

TENANT:

MAINSPRING, INC.,
a Delaware corporation

By:	/s/ Stephen E. Henkenmeier

Name:	Stephen E. Henkenmeier
Title:	Director, Finance and Operations

Exhibit A: Surrendered Space

[Diagram of floor plan]

Cross-hatched area represents 18,403 rentable sq. ft.

7TH Floor
1 Main Street

EXHIBIT 10.2

LOAN AND SECURITY AGREEMENT

This LOAN AND SECURITY AGREEMENT (this "Agreement") dated as of January 9, 2001, between SILICON VALLEY BANK, a California-chartered bank, with its principal place of business at 3003 Tasman Drive, Santa Clara, California 95054 and with a loan production office located at One Newton Executive Park, Suite 200, 2221 Washington Street, Newton, Massachusetts 02462, doing business under the name "Silicon Valley East" ("Bank") and MAINSPRING, INC., a Delaware corporation with its chief executive office located at One Main Street, Cambridge, Massachusetts 02142 ("Borrower"), provides the terms on which Bank shall lend to Borrower and Borrower shall repay Bank. The parties agree as follows:

1        ACCOUNTING AND OTHER TERMS

Accounting terms not defined in this Agreement shall be construed following GAAP. Calculations and determinations must be made following GAAP. The term "financial statements" includes the notes and schedules. The terms "including" and "includes" always mean "including (or includes) without limitation" in this or any Loan Document. Capitalized terms in this Agreement shall have the meanings set forth in Section 13. This Agreement shall be construed to impart upon Bank a duty to act reasonably at all times.

2        LOAN AND TERMS OF PAYMENT

2.1     Credit Extensions. Borrower shall pay Bank the unpaid principal amount of all Credit Extensions and interest on the unpaid principal amount of the Credit Extensions as and when due in accordance with this Agreement.

2.1.1  Revolving Advances.

(a)       Bank shall make Advances not exceeding: (i) the Committed Revolving Line or the Borrowing Base, whichever is less, minus (ii) the amount of all outstanding Letters of Credit (including drawn but unreimbursed Letters of Credit), minus (iii) the aggregate outstanding Advances hereunder. Amounts borrowed under this Section may be repaid and reborrowed during the term of this Agreement.

(b)      To obtain an Advance, Borrower must notify Bank by facsimile or telephone by 3:00 p.m. Eastern time on the Business Day the Advance is to be made. Borrower must promptly confirm the notification by delivering to Bank the Payment/Advance Form attached as Exhibit B. Bank shall credit Advances to Borrower's deposit account. Bank may make Advances under this Agreement based on instructions from a Responsible Officer or his or her designee or without instructions if the Advances are necessary to meet Obligations which have become due. Bank may rely on any telephone notice given by a person whom Bank believes is a Responsible Officer or designee. Borrower shall indemnify Bank for any loss Bank suffers due to that reliance other than losses due to Bank's gross negligence or willful misconduct.

(c)       The Committed Revolving Line terminates on the Maturity Date, when all Advances are immediately payable.

2.1.2     Letters of Credit.

(a)        Bank shall issue or have issued Letters of Credit for Borrower’s account not exceeding (i) the lesser of the Committed Revolving Line or the Borrowing Base minus (ii) the outstanding principal balance of any Advances, plus an amount equal to any Letter of Credit Reserves, but the face amount of outstanding Letters of Credit (including drawn but unreimbursed Letters of Credit and any Letter of Credit Reserve) may not exceed One Million Dollars ($1,000,000.00). Each Letter of Credit may expire no later than 180 days after the Maturity Date provided Borrower’s Letter of Credit reimbursement obligation shall be secured by cash on terms acceptable to Bank on and after the Maturity Date if the term of this Agreement is not extended by Bank. All Letters of Credit shall be, in form and substance, acceptable to Bank in its sole discretion and shall be subject to the terms and conditions of Bank's form of standard Application and Letter of Credit Agreement.

(b)        The obligation of Borrower to immediately reimburse Bank for drawings made under Letters of Credit shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement and such Letters of Credit, under all circumstances whatsoever. Borrower shall indemnify, defend, protect, and hold Bank harmless from any loss, cost, expense or liability, including, without limitation, reasonable attorneys' fees, arising out of or in connection with any Letters of Credit other than due to Bank’s gross negligence or willful misconduct.

(c)        Borrower may request that Bank issue a Letter of Credit payable in a currency other than United States Dollars. If a demand for payment is made under any such Letter of Credit, Bank shall treat such demand as an Advance to Borrower of the equivalent of the amount thereof (plus cable charges) in United States currency at the then prevailing rate of exchange in San Francisco, California, for sales of that other currency for cable transfer to the country of which it is the currency.

(d)        Upon the issuance of any letter of credit payable in a currency other than United States Dollars, Bank shall create a reserve (the "Letter of Credit Reserve") under the Committed Revolving Line for letters of credit against fluctuations in currency exchange rates, in an amount equal to ten percent (10%) of the face amount of such letter of credit. The amount of such reserve may be amended by Bank from time to time to account for fluctuations in the exchange rate. The availability of funds under the Committed Revolving Line shall be reduced by the amount of such reserve for so long as such letter of credit remains outstanding.

2.2        Overadvances. If Borrower's Obligations under Section 2.1.1 and 2.1.2 exceed the Committed Revolving Line or the Borrowing Base, whichever is less, Borrower must immediately pay in cash to Bank the excess.

2.3        Interest Rate; Payments.

(a)        Interest Rate. Advances accrue interest on the outstanding principal balance at a per annum rate equal to the Prime Rate. During an Event of Default, Obligations accrue interest at five percent (5.0%) above the rate effective immediately before the Event of Default. The interest rate increases or decreases when the Prime Rate changes. Interest is computed on a 360 day year for the actual number of days elapsed.

(b)        Payments. Interest is payable on the Payment Date of each month. Bank may debit any of Borrower's deposit accounts including Account Number __________ for principal and interest payments or any amounts Borrower owes Bank. Bank shall notify Borrower when it debits Borrower's accounts. These debits are not a set-off. Payments received after 3:00 p.m. Eastern time are considered received at the opening of business on the next Business Day. When a payment is due on a day that is not a Business Day, the payment is due the next Business Day and additional fees or interest, as applicable, shall continue to accrue.

2.4        Fees. Borrower shall pay to Bank:

(a)        Facility Fee. A fully earned, non-refundable facility fee of Five Thousand Dollars ($5,000.00) due on the Closing Date; and

(b)        Letter of Credit Fee. Borrower shall pay to Bank a per annum fee for each Letter of Credit issued or renewed equal to One and One-Half percent (1.50%) of the face amount of each such Letter of Credit, which fee shall be due and payable on the issuance or renewal, as the case may be, of each Letter of Credit by the Bank. The Letter of Credit fees shall be due and fully earned upon Borrower's request for each such Letter of Credit; and

(c)        Bank Expenses. All Bank Expenses (including reasonable attorneys' fees and expenses incurred through and after the Closing Date) when due.

3          CONDITIONS OF LOANS

3.1       Conditions Precedent to Initial Credit Extension. The obligation of Bank to make the initial Credit Extension is subject to the condition precedent that Bank shall have received, in form and substance satisfactory to Bank, the following:

(a)        this Agreement;

(b)        a Negative Pledge Agreement;

(c)         a certificate of the Secretary of Borrower with respect to articles, bylaws, incumbency and resolutions authorizing the execution and delivery of this Agreement;

(d)        an opinion of Borrower's counsel;

(e)         financing statements (Forms UCC1);

(f)          insurance certificate;

(g)         payment of the fees and Bank Expenses then due specified in Section 2.4 hereof;

(h)        Certificate of Good Standing/Legal Existence;

(i)          Certificate of Foreign Qualification (if applicable); and

(j)           such other documents, and completion of such other matters, as Bank may reasonably deem necessary or appropriate.

3.2          Conditions Precedent to all Credit Extensions. Bank's obligations to make each Credit Extension, including the initial Credit Extension, is subject to the following:

(a)           timely receipt of any Payment/Advance Form; and

(b)           the representations and warranties in Section 5 must be materially true on the date of the Payment/Advance Form and on the effective date of each Credit Extension and no Event of Default may have occurred and be continuing, or result from the Credit Extension. Each Credit Extension is Borrower's representation and warranty on that date that the representations and warranties in Section 5 remain true.

4              CREATION OF SECURITY INTEREST

4.1           Grant of Security Interest. Borrower grants Bank a continuing security interest in all presently existing and later acquired Collateral to secure all Obligations and performance of each of Borrower’s duties under the Loan Documents. Any security interest shall be a first priority security interest in the Collateral. Bank may place a "hold" on any deposit account pledged as Collateral. Except as disclosed on the Schedule, Borrower is not a party to, nor is bound by, any license or other agreement that prohibits or otherwise restricts Borrower from granting a security interest in Borrower’s interest in such license or agreement or any other property. Without prior notice to Bank, Borrower shall not enter into, or become bound by, any such license or agreement which is reasonably likely to have a material impact on Borrower’s business or financial condition. Borrower shall take such steps as Bank requests to obtain the consent of, or waiver by, any person whose consent or waiver is necessary for such licenses or contract rights to be deemed "Collateral" and for Bank to have a security interest in it that might otherwise be restricted or prohibited by law or by the terms of any such license or agreement, whether now existing or entered into in the future. If the Agreement is terminated, Bank’s lien and security interest in the Collateral shall continue until Borrower fully satisfies its Obligations; thereafter Bank shall execute such documents and take such actions as Borrower may reasonably request to evidence such termination and satisfaction.

4.2           Concerning Revised Article 9 of the Uniform Commercial Code. In anticipation of the possible application, in one or more jurisdictions to the transactions contemplated hereby, of the revised Article 9 of the Uniform Commercial Code in the form or substantially in the form approved by the American Law Institute and the National Conference of Commissioners on Uniform State Law and contained in the 1999 Official Text of the Uniform Commercial Code ("Revised Article 9"), it is hereby agreed that applying the law of any jurisdiction in which Revised Article 9 is in effect, the Collateral is all assets of the Borrower (excluding Intellectual Property), whether or not within the scope of Revised Article 9. The Collateral shall include, without limitation, the following categories of assets as defined in Revised Article 9: goods (including inventory, equipment and any accessions thereto), instruments (including promissory notes), documents, accounts (including health-care-insurance receivables, and license fees), chattel paper (whether tangible or electronic), deposit accounts, letter-of-credit rights (whether or not the letter of credit is evidenced by a writing), commercial tort claims, securities and all other investment property, general intangibles (including payment intangibles and software, but excluding Intellectual Property), supporting obligations and any and all proceeds of any thereof, wherever located, whether now owned and hereafter acquired. If the Borrower shall at any time, whether or not Revised Article 9 is in effect in any particular jurisdiction, acquire a commercial tort claim, as defined in Revised Article 9, the Borrower shall immediately notify the Bank in a writing signed by the Borrower of the brief details thereof and grant to the Bank in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Bank.

5             REPRESENTATIONS AND WARRANTIES

Borrower represents and warrants as follows:

5.1          Due Organization and Authorization. Borrower and each Subsidiary is duly existing and in good standing in its state of formation and qualified and licensed to do business in, and in good standing in, any state in which the conduct of its business or its ownership of property requires that it be qualified except where the failure to do so could not reasonably be expected to cause a Material Adverse Change. The execution, delivery and performance of the Loan Documents have been duly authorized, and do not conflict with Borrower's organizational documents, nor constitute an event of default under any material agreement by which Borrower is bound. Borrower is not in default under any agreement to which or by which it is bound in which the default could reasonably be expected to cause a Material Adverse Change.

5.2           Collateral. Borrower has good title to the Collateral, free of Liens except Permitted Liens. The Eligible Accounts are bona fide, existing obligations, and the service or property has been performed or delivered to the account debtor or its agent for immediate shipment to and unconditional acceptance by the account debtor. Borrower has no notice of any actual or imminent Insolvency Proceeding of any account debtor whose accounts are an Eligible Account in any Borrowing Base Certificate.

5.3            Litigation. Except as shown in the Schedule, there are no actions or proceedings pending or, to Borrower's knowledge, threatened by or against Borrower or any Subsidiary in which an adverse decision could reasonably be expected to cause a Material Adverse Change.

5.4            No Material Adverse Change in Financial Statements. All consolidated financial statements for Borrower and any Subsidiary delivered to Bank fairly present in all material respects Borrower's consolidated financial condition and Borrower's consolidated results of operations. There has not been any material deterioration in Borrower’s consolidated financial condition since the date of the most recent financial statements submitted to Bank.

5.5            Solvency. Borrower is able to pay its debts (including trade debts) as they mature.

5.6            Regulatory Compliance. Borrower is not an "investment company" or a company "controlled" by an "investment company" under the Investment Company Act. Borrower is not engaged as one of its important activities in extending credit for margin stock (under Regulations T and U of the Federal Reserve Board of Governors). Borrower has complied in all material respects with the Federal Fair Labor Standards Act. Borrower has not violated any laws, ordinances or rules, the violation of which could reasonably be expected to cause a Material Adverse Change. None of Borrower's or any Subsidiary's properties or assets has been used by Borrower or any Subsidiary or, to the best of Borrower's knowledge, by previous Persons, in disposing, producing, storing, treating, or transporting any hazardous substance other than legally. Borrower and each Subsidiary has timely filed all required tax returns and paid, or made adequate provision to pay, all material taxes, except those being contested in good faith with adequate reserves under GAAP. Borrower and each Subsidiary has obtained all consents, approvals and authorizations of, made all declarations or filings with, and given all notices to, all government authorities that are necessary to continue its business as currently conducted, except where failure to do so would not cause a Material Adverse Change.

5.7            Subsidiaries. Borrower does not own any stock, partnership interest or other equity securities except for Permitted Investments.

5.8            Full Disclosure. No representation, warranty or other statement of Borrower in any certificate or written statement given to Bank contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained in the certificates or statements, in light of the circumstances in which they were made, not misleading.

6               AFFIRMATIVE COVENANTS

Borrower shall do all of the following:

6.1             Government Compliance. Borrower shall maintain its and all Subsidiaries' corporate existence and good standing in its jurisdiction of incorporation and maintain qualification in each jurisdiction in which the failure to so qualify causes a Material Adverse Change. Borrower shall comply, and have each Subsidiary comply, with all laws, ordinances and regulations to which it is subject, noncompliance with which would cause a Material Adverse Change.

6.2              Financial Statements, Reports, Certificates.

(a)              Borrower shall deliver to Bank: (i) as soon as available, but no later than forty-five (45) days after the last day of each quarter, a company prepared consolidated balance sheet and income statement covering Borrower's consolidated operations during the period, in a form acceptable to Bank and certified by a Responsible Officer; (ii) as soon as available, but no later than ninety (90) days after the end of Borrower's fiscal year, audited consolidated financial statements prepared under GAAP, consistently applied, together with an unqualified opinion on the financial statements from an independent certified public accounting firm acceptable to Bank; (iii) in the event that the Borrower’s stock becomes publically held, within five (5) days of filing, copies of all statements, reports and notices made available to Borrower’s security holders or to any holders of Subordinated Debt and all reports on Form 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission; (iv) a prompt report of any legal actions pending or threatened against Borrower or any Subsidiary that could result in damages or costs to Borrower or any Subsidiary of Five Hundred Thousand Dollars ($500,000.00) or more; and (v)budgets, sales projections, operating plans or other financial information Bank requests.

(b)               Within twenty (20) days after the last day of each month, Borrower shall deliver to Bank a Borrowing Base Certificate signed by a Responsible Officer in the form of Exhibit C, with aged listings of accounts receivable (by invoice date). Such report will segregate any accounts receivable not due until completion of the associated project.

(c)                Within forty-five (45) days after the last day of each quarter and with the audited annual financial statements as provided above, Borrower shall deliver to Bank a Compliance Certificate signed by a Responsible Officer in the form of Exhibit D.

(d)                 Bank has the right to audit Borrower’s Accounts at Borrower’s expense, but the audits shall be conducted no more often than once every twelve (12) months unless an Event of Default has occurred and is continuing, and the fees for such audit are capped at One Thousand Five Hundred Dollars ($1,500.00).

6.3                  Inventory; Returns. Not applicable.

6.4                 Taxes. Borrower shall make, and cause each Subsidiary to make, timely payment of all material federal, state, and local taxes or assessments owing by Borrower, other than those being contested by Borrower in good faith, and shall deliver to Bank, on demand, appropriate certificates attesting to such payments.

6.5                  Insurance. Borrower shall keep its business and the Collateral insured for risks and in amounts, as Bank reasonably requests. Insurance policies shall be in a form, with companies, and in amounts that are reasonably satisfactory to Bank. All property policies shall have a lender’s loss payable endorsement showing Bank as an additional loss payee and all liability policies shall show the Bank as an additional insured and all policies shall provide that the insurer must give Bank at least twenty (20) days notice before canceling its policy. At Bank’s request, Borrower shall deliver certified copies of policies and evidence of all premium payments. Proceeds payable under any policy shall, at Bank’s option, be payable to Bank on account of the Obligations. Notwithstanding the foregoing, so long as no Event of Default has occurred and is continuing, Borrower shall have the option of applying the proceeds of any casualty policy up to One Hundred Thousand Dollars ($100,000.00), in the aggregate, toward the replacement or repair of destroyed or damaged property; provided that (i) any such replaced or repaired property (a) shall be of equal or like value as the replaced or repaired Collateral and (b) shall be deemed Collateral in which Bank has been granted a first priority security interest and (ii) after the occurrence and during the continuation of an Event of Default all proceeds payable under such casualty policy shall, at the option of the Bank, be payable to Bank on account of the Obligations. If Borrower fails to obtain insurance as required under Section 6.5 or to pay any amount or furnish any required proof of payment to third persons and the Bank, Bank may make all or part of such payment or obtain such insurance policies required in Section 6.5, and take any action under the policies Bank deems prudent.

6.6                  Primary Accounts. Borrower shall maintain its primary depository and operating accounts with Bank and a portion of the Borrower’s cash or investments in excess of that amount used for Borrower’s operations shall be maintained or administered through the Bank.

6.7                   Financial Covenants.

Borrower shall maintain the following:

(a)       Adjusted Quick Ratio. Borrower shall maintain, as of the last day of each quarter, commencing with the quarter ending December 31, 2000, a ratio of Quick Assets to Current Liabilities of at least 1.50 to 1.0.

(b)         Profitability. Quarterly net losses not to exceed (A) Six Million Dollars ($6,000,000.00) for the Borrower’s first fiscal quarter for 2001, (B) Five Million Dollars ($5,000,000.00) for the Borrower’s second fiscal quarter for 2001, (C) Four Million Dollars ($4,000,000.00) for the Borrower’s third fiscal quarter for 2001, and (D) Three Million Dollars ($3,000,000.00) for the Borrower’s last fiscal quarter for 2001.

6.8                   Further Assurances. Borrower shall execute any further instruments and take further action as Bank requests to perfect or continue Bank’s security interest in the Collateral or to effect the purposes of this Agreement.

7                     NEGATIVE COVENANTS

Borrower shall not do any of the following without the Bank’s prior written consent:

7.1                  Dispositions. Convey, sell, lease, transfer or otherwise dispose of (collectively a “Transfer”), or permit any of its Subsidiaries to Transfer, all or any part of the Collateral, other than a Transfer (i) of non-exclusive licenses and similar arrangements for the use of the property of Borrower or its Subsidiaries in the ordinary course of business; or (ii) of worn-out or obsolete Equipment.

7.2                  Changes in Business, Ownership, Management or Business Locations. Engage in or permit any of its Subsidiaries to engage in any business other than the businesses currently engaged in by Borrower or have a material change in its management. Borrower shall not, without at least ten (10) days prior written notice to Bank, relocate its principal executive office or add any new offices or business locations, or change its state of formation or its legal name.

7.3                  Mergers or Acquisitions. Merge or consolidate, or permit any of its Subsidiaries to merge or consolidate, with any other Person or acquire or permit any of its Subsidiaries to acquire, all or substantially all of the capital stock or property of another Person.

7.4                  Indebtedness. Create, incur, assume, or be liable for any Indebtedness, or permit any Subsidiary to do so, other than Permitted Indebtedness.

7.5                  Encumbrance. Create, incur, or allow any Lien on any of the Collateral, or assign or convey any right to receive income, including the sale of any Accounts, or permit any of its Subsidiaries to do so, except for Permitted Liens, or permit any Collateral not to be subject to Bank’s first priority security interest.

7.6                  Investments; Distributions. (i) Directly or indirectly acquire or own any Person, or make any Investment in any Person, other than Permitted Investments, or permit any of its Subsidiaries to do so; or (ii) pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, other than capital stock repurchased from terminated or departing employees or directors, up to a maximum amount of Five Hundred Thousand Dollars ($500,000.00), in the aggregate.

7.7                 Transactions with Affiliates. Directly or indirectly enter or permit any material transaction with any Affiliate, except transactions that are in the ordinary course of Borrower’s business, on terms no less favorable to Borrower than would be obtained in an arm’s length transaction with a non-affiliated Person.

7.8                 Subordinated Debt. Make or permit any payment on any Subordinated Debt, except under the terms of the Subordinated Debt, or amend any provision in any document relating to the Subordinated Debt, without Bank’s prior written consent.

7.9                 Compliance. Undertake as one of its important activities extending credit to purchase or carry margin stock, or use the proceeds of any Advance for that purpose; fail to meet the minimum funding requirements of ERISA, permit a Reportable Event or Prohibited Transaction, as defined in ERISA, to occur; fail to comply with the Federal Fair Labor Standards Act or violate any other law or regulation, if the violation would cause a Material Adverse Change, or permit any of its Subsidiaries to do so.

8                    EVENTS OF DEFAULT

Any one of the following is an Event of Default:

8.1                  Payment Default. Borrower fails to pay any of the Obligations within three (3) days after their due date. During the additional period the failure to cure the default is not an Event of Default (but no Credit Extensions shall be made during the cure period);

8.2                  Covenant Default. Borrower does not perform any obligation in Section 6 or violates any covenant in Section 7 or does not perform or observe any other material term, condition or covenant in this Agreement, any Loan Documents, or in any agreement between Borrower and Bank and as to any default under a term, condition or covenant that can be cured, has not cured the default within twenty (20) days after it occurs, or if the default cannot be cured within twenty (20) days or cannot be cured after Borrower’s attempts in the twenty (20) day period, and the default may be cured within a reasonable time, then Borrower shall have additional time, (of not more than thirty (30) days) to attempt to cure the default. During the additional period the failure to cure the default is not an Event of Default (but no Credit Extensions shall be made during the cure period);

8.3                  Material Adverse Change. A Material Adverse Change occurs;

8.4                  Attachment. (i) Any material portion of the Collateral is attached, seized, levied on, or comes into possession of a trustee or receiver and the attachment, seizure or levy is not removed in ten (10) days; (ii) Borrower is enjoined, restrained, or prevented by court order from conducting a material part of its business; (iii) a judgment or other claim becomes a Lien on a material portion of Borrower's Collateral; or (iv) a notice of lien, levy, or assessment is filed against any of Borrower's assets by any government agency and not paid within twenty (20) days after Borrower receives notice. These are not Events of Default if stayed or if a bond is posted pending contest by Borrower (but no Credit Extensions shall be made during the cure period);

8.5                   Insolvency. (i) Borrower becomes insolvent; (ii) Borrower begins an Insolvency Proceeding; or (iii) an Insolvency Proceeding is begun against Borrower and not dismissed or stayed within forty-five (45) days (but no Credit Extensions shall be made before any Insolvency Proceeding is dismissed);

8.6                   Other Agreements. If there is a default in any agreement to which Borrower is a party with a third party or parties resulting in a right by such third party or parties, whether or not exercised, to accelerate the maturity of any Indebtedness in an amount in excess of One Hundred Thousand Dollars ($100,000) or that would result in a Material Adverse Change;

8.7                    Judgments. If a judgment or judgments for the payment of money in an amount, individually or in the aggregate, of at least Two Hundred Thousand Dollars ($200,000) shall be rendered against Borrower and shall remain unsatisfied and unstayed for a period of thirty (30) days (provided that no Credit Extensions will be made prior to the satisfaction or stay of such judgment);

8.8                    Misrepresentations. If Borrower or any Person acting for Borrower makes any material misrepresentation or material misstatement now or later in any warranty or representation in this Agreement or in any communication delivered to Bank or to induce Bank to enter this Agreement or any Loan Document.

9                       BANK'S RIGHTS AND REMEDIES

9.1                    Rights and Remedies. When an Event of Default occurs and continues Bank may, without notice or demand, do any or all of the following in accordance with applicable law:

(a)                     Declare all Obligations immediately due and payable (but if an Event of Default described in Section 8.5 occurs all Obligations are immediately due and payable without any action by Bank);

(b)                     Stop advancing money or extending credit for Borrower’s benefit under this Agreement or under any other agreement between Borrower and Bank;

(c)                     Settle or adjust disputes and claims directly with account debtors for amounts, on terms and in any order that Bank considers advisable;

(d)                     Make any payments and do any acts it considers necessary or reasonable to protect its security interest in the Collateral. Borrower shall assemble the Collateral if Bank requests and make it available as Bank designates. Bank may enter premises where the Collateral is located, take and maintain possession of any part of the Collateral, and pay, purchase, contest, or compromise any Lien which is prior or superior to its security interest and pay all expenses incurred. Borrower grants Bank a license to enter and occupy any of its premises, without charge, to exercise any of Bank's rights or remedies;

(e)                      Apply to the Obligations any (i) balances and deposits of Borrower it holds, or (ii) any amount held by Bank owing to or for the credit or the account of Borrower; and

(f)                       Dispose of the Collateral according to the Code.

9.2                      Power of Attorney. Borrower hereby irrevocably appoints Bank as its lawful attorney-in-fact, to be effective upon the occurrence and during the continuance of an Event of Default, to: (i) endorse Borrower's name on any checks or other forms of payment or security; (ii) sign Borrower’s name on any invoice or bill of lading for any Account or drafts against account debtors; (iii) settle and adjust disputes and claims about the Accounts directly with account debtors, for amounts and on terms Bank determines reasonable; (iv) make, settle, and adjust all claims under Borrower's insurance policies; and (v) transfer the Collateral into the name of Bank or a third party as the Code permits. Borrower hereby appoints Bank its power of attorney to sign Borrower’s name on any documents necessary to perfect or continue the perfection of any security interest regardless of whether an Event of Default has occurred, upon notice thereof to Borrower, until all Obligations have been satisfied in full and Bank is under no further obligation to make Credit Extensions hereunder. Bank’s foregoing appointment as Borrower's attorney in fact, and all of Bank's rights and powers, coupled with an interest, are irrevocable until all Obligations have been fully repaid and performed and Bank's obligation to provide Credit Extensions terminates.

9.3                      Accounts Collection. In the event that an Event of Default occurs and is continuing, Bank may notify any Person owing Borrower money of Bank's security interest in the funds and verify the amount of the Account. Borrower shall collect all payments in trust for Bank and, if requested by Bank, immediately deliver the payments to Bank in the form received from the account debtor, with proper endorsements for deposit.

9.4                       Bank Expenses. If Borrower fails to obtain insurance as required under Section 6.5 or to pay any amount or furnish any required proof of payment to third persons and the Bank, Bank may make all or part of the payment or obtain such insurance policies required in Section 6.5, and take any action under the policies Bank deems prudent. Any amounts paid by Bank as provided herein are Bank Expenses and are immediately due and payable, and shall bear interest at the then applicable rate and be secured by the Collateral. No payments by Bank shall be deemed an agreement to make similar payments in the future or Bank’s waiver of any Event of Default.

9.5                       Bank's Liability for Collateral. So long as the Bank complies with reasonable banking practices and applicable law regarding the safekeeping of collateral, the Bank shall not be liable or responsible for: (a) the safekeeping of the Collateral; (b) any loss or damage to the Collateral; (c) any diminution in the value of the Collateral; or (d) any act or default of any carrier, warehouseman, bailee, or other person. Borrower bears all risk of loss, damage or destruction of the Collateral.

9.6                       Remedies Cumulative. Bank's rights and remedies under this Agreement, the Loan Documents, and all other agreements are cumulative. Bank has all rights and remedies provided under the Code, by law, or in equity. Bank’s exercise of one right or remedy is not an election, and Bank’s waiver of any Event of Default is not a continuing waiver. Bank’s delay is not a waiver, election, or acquiescence. No waiver hereunder shall be effective unless signed by Bank and then is only effective for the specific instance and purpose for which it was given.

9.7                       Demand Waiver. Borrower waives demand, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guaranties held by Bank on which Borrower is liable.

10                        NOTICES

All notices, demands or requests by any party to this Agreement or any other related agreement must be in writing and be personally delivered or sent by an overnight delivery service, by certified mail, postage prepaid, return receipt requested, or by telefacsimile at the addresses listed below. Either Bank or Borrower may change its notice address by giving the other written notice.

If to Borrower:                         Mainspring, Inc.
One Main Street, 7th Floor
Cambridge, Massachusetts 02142
Attn: Louis DiPietro, Esquire, General Counsel
FAX: (617) 588-0775

with a copy to:                         Testa, Hurwitz & Thibeault, LLP
125 High Street
Boston, Massachusetts 02110
Attn: John Hession, Esquire
FAX: (617) 248-7100

If to Bank:                 Silicon Valley Bank
One Newton Executive Park, Suite 200
2221 Washington Street
Newton, Massachusetts 02462
Attn: Mr. Dale C. Edmunds, Senior Vice President
FAX: (617) 969-4395

with a copy to:          Riemer & Braunstein LLP
Three Center Plaza
Boston, Massachusetts 02108
Attn: David A. Ephraim, Esquire
FAX: (617) 880-3456

11                            CHOICE OF LAW, VENUE AND JURY TRIAL WAIVER

Massachusetts law governs the Loan Documents without regard to principles of conflicts of law. Borrower and Bank each submit to the exclusive jurisdiction of the State and Federal courts in Massachusetts; provided, however, that if for any reason Bank cannot avail itself of such courts in the Commonwealth of Massachusetts, Borrower accepts jurisdiction of the courts and venue in Santa Clara County, California.

BORROWER AND BANK EACH WAIVE THEIR RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE LOAN DOCUMENTS OR ANY CONTEMPLATED TRANSACTION, INCLUDING CONTRACT, TORT, BREACH OF DUTY AND ALL OTHER CLAIMS. THIS WAIVER IS A MATERIAL INDUCEMENT FOR BOTH PARTIES TO ENTER INTO THIS AGREEMENT. EACH PARTY HAS REVIEWED THIS WAIVER WITH ITS COUNSEL.

12                           GENERAL PROVISIONS

12.1                         Successors and Assigns. This Agreement binds and is for the benefit of the successors and permitted assigns of each party. Borrower may not assign this Agreement or any rights or Obligations under it without Bank's prior written consent which may be granted or withheld in Bank's discretion. Bank has the right, without the consent of or notice to Borrower, to sell, transfer, negotiate, or grant participation in all or any part of, or any interest in, Bank's obligations, rights and benefits under this Agreement, the Loan Documents or any related agreement.

12.2                         Indemnification. Borrower hereby indemnifies, defends and holds the Bank and its officers, employees and agents harmless against: (a) all obligations, demands, claims, and liabilities asserted by any other party in connection with the transactions contemplated by the Loan Documents; and (b) all losses or Bank Expenses incurred, or paid by Bank from, following, or consequential to transactions between Bank and Borrower (including reasonable attorneys’ fees and expenses), except for obligations or losses caused by Bank's gross negligence or willful misconduct.

12.3                         Time of Essence. Time is of the essence for the performance of all Obligations in this Agreement.

12.4                         Severability of Provision. Each provision of this Agreement is severable from every other provision in determining the enforceability of any provision.

12.5                         Amendments in Writing, Integration. All amendments to this Agreement must be in writing signed by both Bank and Borrower. This Agreement and the Loan Documents represent the entire agreement about this subject matter, and supercede prior or contemporaneous negotiations or agreements. All prior or contemporaneous agreements, understandings, representations, warranties, and negotiations between the parties about the subject matter of this Agreement and the Loan Documents merge into this Agreement and the Loan Documents.

12.6                         Counterparts. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, are an original, and all taken together, are one Agreement.

12.7                         Survival. All covenants, representations and warranties made in this Agreement continue in full force while any Obligations remain outstanding. The obligation of Borrower in Section 12.2 to indemnify Bank shall survive until the statute of limitations with respect to such claim or cause of action shall have run.

12.8                         Confidentiality. In handling any confidential information, Bank shall exercise the same degree of care that it exercises for its own proprietary information, but disclosure of information may be made: (i) to Bank’s subsidiaries or affiliates in connection with their present or prospective business relations with Borrower; (ii) to prospective transferees or purchasers of any interest in the Credit Extensions; (iii) as required by law, regulation, subpoena, or other order, (iv) as required in connection with Bank’s examination or audit; and (v) as Bank considers appropriate in exercising remedies under this Agreement. Confidential information does not include information that either: (a) is in the public domain or in Bank’s possession when disclosed to Bank, or becomes part of the public domain after disclosure to Bank through no fault or action of Bank; or (b) is disclosed to Bank by a third party, if Bank does not know that the third party is prohibited from disclosing the information.

13                             DEFINITIONS

13.1                          Definitions.

"Accounts" are all existing and later arising accounts, contract rights, and other obligations owed Borrower in connection with its sale or lease of goods (including licensing software and other technology) or provision of services, all credit insurance, guaranties, other security and all merchandise returned or reclaimed by Borrower and Borrower's Books relating to any of the foregoing.

"Advance" or "Advances" is a loan advance (or advances) under the Committed Revolving Line.

"Affiliate" of a Person is a Person that owns or controls directly or indirectly the Person, any Person that controls or is controlled by or is under common control with the Person, and each of that Person's senior executive officers, directors, partners and, for any Person that is a limited liability company, that Person’s managers and members.

"Bank Expenses" are all audit fees and expenses and reasonable costs or expenses (including reasonable attorneys' fees and expenses) for preparing, negotiating, administering, defending and enforcing the Loan Documents (including appeals or Insolvency Proceedings).

"Borrower's Books" are all Borrower's books and records including ledgers, records regarding Borrower's assets or liabilities, the Collateral, business operations or financial condition and all computer programs or discs or any equipment containing the information.

"Borrowing Base" is: (i) eighty percent (80%) of Eligible Accounts, and (ii) ninety percent (90%) of Eligible Foreign Accounts, each as determined by Bank from Borrower’s most recent Borrowing Base Certificate.

"Business Day" is any day that is not a Saturday, Sunday or a day on which the Bank is closed.

"Closing Date" is the date of this Agreement.

"Code" is the Uniform Commercial Code as adopted in Massachusetts, as amended and in effect from time to time.

"Collateral" is any and all collateral granted by the Borrower to Bank or arising under the Code, now, or in the future, including, without limitation, the property described on Exhibit A.

"Committed Revolving Line" is an Advance or Advances of up to One Million Dollars ($1,000,000.00).

"Contingent Obligation" is, for any Person, any direct or indirect liability, contingent or not, of that Person for (i) any indebtedness, lease, dividend, letter of credit or other obligation of another such as an obligation directly or indirectly guaranteed, endorsed, co made, discounted or sold with recourse by that Person, or for which that Person is directly or indirectly liable; (ii) any obligations for undrawn letters of credit for the account of that Person; and (iii) all obligations from any interest rate, currency or commodity swap agreement, interest rate cap or collar agreement, or other agreement or arrangement designated to protect a Person against fluctuation in interest rates, currency exchange rates or commodity prices; but "Contingent Obligation" does not include endorsements in the ordinary course of business. The amount of a Contingent Obligation is the stated or determined amount of the primary obligation for which the Contingent Obligation is made or, if not determinable, the maximum reasonably anticipated liability for it determined by the Person in good faith; but the amount may not exceed the maximum of the obligations under the guarantee or other support arrangement.

"Credit Extension" is each Advance, or any other extension of credit by Bank for Borrower’s benefit.

"Current Liabilities" are the aggregate amount of Borrower’s Total Liabilities which mature within one (1) year, which shall include, without limitation, all obligations and liabilities of Borrower to Bank.

"Eligible Accounts" are Accounts in the ordinary course of Borrower's business that meet all Borrower's representations and warranties in Section 5.2; but Bank may change eligibility standards by giving Borrower thirty (30) days prior written notice. Unless Bank agrees otherwise in writing, Eligible Accounts shall not include:

(a)                       Accounts that the account debtor has not paid within ninety (90) days of invoice date, except for such accounts that are due from the account debtor upon completion of the project by the Borrower, in which case, it would be accounts that the account debtor has not paid within ninety (90) days of the project completion date;

(b)                       Accounts for an account debtor, fifty percent (50%) or more of whose Accounts have not been paid within ninety (90) days of invoice date except for such Accounts that are due from the account debtor upon completion of the project by the Borrower, in which case, it would be Accounts that the account debtor has not paid within ninety (90) days of the project completion date;

(c)	Credit balances over ninety (90) days from invoice date;

(d)	Accounts for an account debtor, including Affiliates, whose total obligations to Borrower exceed twenty-five percent (25%) of all Accounts, for the amounts that exceed that percentage, unless Bank approves in writing;

(e)	Accounts for which the account debtor does not have its principal place of business in the United States;

(f)	Accounts for which the account debtor is a federal, state or local government entity or any department, agency, or instrumentality thereof;

(g)	Accounts for which Borrower owes the account debtor, but only up to the amount owed (sometimes called "contra" accounts, accounts payable, customer deposits or credit accounts);

(h)	Accounts for demonstration or promotional equipment, or in which goods are consigned, sales guaranteed, sale or return, sale on approval, bill and hold, or other terms if account debtor’s payment may be conditional;

(i)	Accounts for which the account debtor is Borrower’s Affiliate, officer, employee, or agent;

(j)	Accounts in which the account debtor disputes liability or makes any claim and Bank believes there may be a basis for dispute (but only up to the disputed or claimed amount), or if the Account Debtor is subject to an Insolvency Proceeding, or becomes insolvent, or goes out of business;

(k)	Accounts for which Bank reasonably determines collection to be doubtful.

"Eligible Foreign Accounts" are Accounts which are otherwise Eligible Accounts except that the account debtor does not have its principal place of business in the United States, and are: (1) covered by credit insurance satisfactory to Bank, less any deductible; or (2) supported by letter(s) of credit acceptable to Bank; or (3) that Bank approves in writing.

"Equipment" is all present and future machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments in which Borrower has any interest.

"ERISA" is the Employment Retirement Income Security Act of 1974, and its regulations.

"GAAP" is generally accepted accounting principles in the United States of America.

"Indebtedness” is (a) indebtedness for borrowed money or the deferred price of property or services, such as reimbursement and other obligations for surety bonds and letters of credit, (b) obligations evidenced by notes, bonds, debentures or similar instruments, (c) capital lease obligations and (d) Contingent Obligations.

"Insolvency Proceeding" is any proceeding by or against any Person under the United States Bankruptcy Code, or any other bankruptcy or insolvency law, including assignments for the benefit of creditors, compositions, extensions generally with its creditors, or proceedings seeking reorganization, arrangement, or other relief.

"Intellectual Property" means any copyright rights, copyright applications, copyright registrations and like protections in each work of authorship and derivative work, whether published or unpublished, now owned or later acquired; any patents, trademarks, service marks and applications therefor; any trade secret rights, including any rights to unpatented inventions, know-how, operating manuals, license rights and agreements and confidential information, now owned or hereafter acquired.

"Investment" is any beneficial ownership of (including stock, partnership interest or other securities) any Person, or any loan, advance or capital contribution to any Person.

“Letter of Credit” means a letter of credit or similar undertaking issued by Bank pursuant to Section 2.1.2.

“Letter of Credit Reserve” has the meaning set forth in Section 2.1.2.

"Lien" is a mortgage, lien, deed of trust, charge, pledge, security interest or other encumbrance.

"Loan Documents" are, collectively, this Agreement, any note, or notes or guaranties executed by Borrower, and any other present or future agreement between Borrower and/or for the benefit of Bank in connection with this Agreement, all as amended, extended or restated.

"Material Adverse Change" is: (i) A material impairment in the perfection or priority of Bank’s security interest in the Collateral or in the value of such Collateral which is not covered by adequate insurance; or (ii) Bank determines, based upon information available to it and in its reasonable judgment, that there is a reasonable likelihood that Borrower shall fail to comply with one or more of the financial covenants in Section 6 during the next succeeding financial reporting period.

"Maturity Date" shall be December 31, 2001.

"Obligations" are debts, principal, interest, Bank Expenses and other amounts Borrower owes Bank now or later, including letters of credit and foreign exchange contracts, if any, and including interest accruing after Insolvency Proceedings begin and debts, liabilities, or obligations of Borrower assigned to Bank.

"Payment Date" means the first calendar day of each month commencing on the first such day after the Closing Date and ending on the Maturity Date.

"Permitted Indebtedness" is:

(a)	Borrower’s indebtedness to Bank under this Agreement or the Loan Documents;

(b)	Indebtedness existing on the Closing Date and shown on the Schedule;

(c)	Subordinated Debt;

(d)	Indebtedness to trade creditors incurred in the ordinary course of business;

(e)	Indebtedness secured by Permitted Liens;

(f)	Leases considered “capital leases” under GAAP for the office equipment; and

(g)	Extensions, refinancings, modifications, amendments and restatements of any items of Permitted Indebtedness (a) through (f) above, provided that the principal amount thereof is not increased or the terms thereof are not modified to impose more burdensome terms upon Borrower or its Subsidiary, as the case may be.

"Permitted Investments” are:

(a)            Investments shown on the Schedule and existing on the Closing Date; and

(b)           (i) marketable direct obligations issued or unconditionally guaranteed by the United States or its agency or any state maturing within 1 year from its acquisition, (ii) commercial paper maturing no more than 1 year after its creation and having the highest rating from either Standard & Poor's Corporation or Moody's Investors Service, Inc., (iii) Bank’s certificates of deposit issued maturing no more than 1 year after issue, and (iv) any other investments administered through the Bank.

"Permitted Liens" are:

(a)            Liens existing on the Closing Date and shown on the Schedule or arising under this Agreement or other Loan Documents;

b)             Liens for taxes, fees, assessments or other government charges or levies, either not delinquent or being contested in good faith and for which Borrower maintains adequate reserves on its Books, if they have no priority over any of Bank's security interests;

(c)            Leases or subleases and non-exclusive licenses or sublicenses granted in the ordinary course of Borrower's business, if the leases, subleases, licenses and sublicenses do not prohibit granting Bank a security interest; and

(d)            Liens incurred in the extension, renewal or refinancing of the indebtedness secured by Liens described in (a) through (c), but any extension, renewal or replacement Lien must be limited to the property encumbered by the existing Lien and the principal amount of the indebtedness may not increase.

"Person" is any individual, sole proprietorship, partnership, limited liability company, joint venture, company, trust, unincorporated organization, association, corporation, institution, public benefit corporation, firm, joint stock company, estate, entity or government agency.

"Prime Rate" is Bank’s most recently announced "prime rate," even if it is not Bank’s lowest rate.

"Quick Assets" is, on any date, the Borrower’s consolidated, unrestricted cash, cash equivalents, net billed accounts receivable and investments with maturities of less than 12 months determined according to GAAP.

"Responsible Officer" is each of the Chief Executive Officer, President, Chief Financial Officer and Controller of Borrower.

"Schedule" is any attached schedule of exceptions.

"Subordinated Debt" is debt incurred by Borrower subordinated to Borrower’s debt to Bank (pursuant to a subordination agreement entered into between the Bank, the Borrower and the subordinated creditor).

"Subsidiary" is for any Person, joint venture, or any other business entity of which more than 50% of the voting stock or other equity interests is owned or controlled, directly or indirectly, by the Person or one or more Affiliates of the Person.

"Total Liabilities" is on any day, obligations that should, under GAAP, be classified as liabilities on Borrower’s consolidated balance sheet, including all Indebtedness.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as a sealed instrument under the laws of the Commonwealth of Massachusetts as of the date first above written.

BORROWER:

MAINSPRING, INC.

By   /s/ Mark A. Verdi
Name:    Mark A. Verdi
Title:    CFO

BANK:

SILICON VALLEY BANK, d/b/a
SILICON VALLEY EAST

By      /s/ Dale C. Edmunds
Name       Dale C. Edmunds
Title:     SVP

SILICON VALLEY BANK

By        /s/ Maggie Garcia

Name:    Maggie Garcia

Title:   Loan Administrative Team Leader
(Signed in Santa Clara County, California)

EXHIBIT A

The Collateral consists of all of Borrower’s right, title and interest in and to the following:

All goods, equipment, inventory, contract rights, general intangibles, license fees, royalties, accounts, documents, instruments, chattel paper, cash, deposit accounts, certificates of deposit, fixtures, letters of credit, investment property, and financial assets, whether now owned or hereafter acquired, wherever located; and

All Borrower's Books relating to the foregoing and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

Notwithstanding the foregoing, the Collateral does not include Intellectual Property. However, the Collateral shall include all accounts, license fees, royalties, or other income arising out of the Intellectual Property.

EXHIBIT B

LOAN PAYMENT/ADVANCE TELEPHONE REQUEST FORM
DEADLINE FOR SAME DAY PROCESSING IS 3:00 P.M., E.S.T.

TO: CENTRAL CLIENT SERVICE DIVISION	DATE: __________

TIME: ________________

FAX#: (617) 969-4395

FROM: MAINSPRING, INC.
CLIENT NAME (BORROWER)

REQUESTED BY: __________________________________________________________
AUTHORIZED SIGNER'S NAME

AUTHORIZED SIGNATURE:

PHONE NUMBER:

FROM ACCOUNT # __________________	TO ACCOUNT # _________________________

REQUESTED TRANSACTION TYPE	REQUEST DOLLAR AMOUNT

PRINCIPAL INCREASE (ADVANCE)	$ ________________
PRINCIPAL PAYMENT (ONLY)	$ ________________
INTEREST PAYMENT (ONLY)	$ ________________
PRINCIPAL AND INTEREST (PAYMENT)	$ ________________

OTHER INSTRUCTIONS: ___________________________________________________

All Borrower’s representations and warranties in the Loan and Security Agreement are true, correct and complete in all material respects on the date of the telephone request for and Advance confirmed by this Borrowing Certificate; but those representations and warranties expressly referring to another date shall be true, correct and complete in all material respects as of that date.

BANK USE ONLY

TELEPHONE REQUEST:

The following person is authorized to request the loan payment transfer/loan advance on the advance designated account and is known to me.

___________________________________________________________________		___________
Authorized Requester	Phone #

EXHIBIT C
BORROWING BASE CERTIFICATE

_________________________________________________________________________________

Borrower: MAINSPRING, INC.                                                     Lender: Silicon Valley Bank

Commitment Amount: $1,000,000.00

ACCOUNTS RECEIVABLE
1.	Accounts Receivable Book Value as of ___________________________________________________ $ __________________________
2.	Additions (please explain on reverse) $ _________________________________
3.	TOTAL ACCOUNTS RECEIVABLE $ _________________________

ACCOUNTS RECEIVABLE DEDUCTIONS (without duplication)
4.	Amounts over 90 days due $ _____________________
5.	Balance of 50% over 90 day accounts $ _____________________
6.	Credit balances over 90 days $ _____________________
7.	Concentration Limits $ _____________________
8.	Foreign Accounts $ _____________________
9.	Governmental Accounts $ _____________________
10.	Contra Accounts $ _____________________
11.	Promotion or Demo Accounts $ _____________________
12.	Intercompany/Employee Accounts $ _____________________
13.	Other (please explain on reverse) $ _____________________
14.	TOTAL ACCOUNTS RECEIVABLE DEDUCTIONS $ _____________________
15.	Eligible Accounts (#3 minus #14) $ _____________________
16.	LOAN VALUE OF ACCOUNTS (80% of #15) $ _____________________
17.	90% of Eligible Foreign Accounts $ _________________
18.	LOAN VALUE OF ALL ACCOUNTS (#16 plus #17) $ _________________

BALANCES
19.	Maximum Loan Amount ($1,000,000.00) $ _____________________
20.	Total Funds Available (Lesser of #19 or #18) $ _____________________
21.	Present balance owing on Line of Credit $ _____________________
22.	Outstanding under Sublimits (Letter of Credit) $ _____________________
23	RESERVE POSITION (#20 minus (#21 and #22)) $ _____________________

The undersigned represents and warrants that this is true, complete and correct, and that the information in this Borrowing Base Certificate complies with the representations and warranties in the Loan and Security Agreement between the undersigned and Silicon Valley Bank.

BANK USE ONLY

Received by: _____________________
AUTHORIZED SIGNER

Date: _________________________

Verified: ________________________
AUTHORIZED SIGNER

Date: ______________________
Compliance Status:      Yes             No
3

COMMENTS:

By: ___________________________
Authorized Signer

EXHIBIT D
COMPLIANCE CERTIFICATE

TO:          SILICON VALLEY BANK

FROM:    MAINSPRING, INC.

The undersigned authorized officer of MAINSPRING, INC. certifies that under the terms and conditions of the Loan and Security Agreement between Borrower and Bank (the "Agreement"), (i) Borrower is in complete compliance for the period ending _______________ with all required covenants except as noted below and (ii) all representations and warranties in the Agreement are true and correct in all material respects on this date. Attached are the required documents supporting the certification. The Officer certifies that these are prepared in accordance with Generally Accepted Accounting Principles (GAAP) consistently applied from one period to the next except as explained in an accompanying letter or footnotes. The Officer acknowledges that no borrowings may be requested at any time or date of determination that Borrower is not in compliance with any of the terms of the Agreement, and that compliance is determined not just at the date this certificate is delivered.

Please indicate compliance status by circling Yes/No under "Complies" column.

Reporting Covenant	Required	Complies
Monthly financial statements with CC	Monthly within 45 days	Yes	No
Annual (CPA Audited) with CC	FYE within 90 days	Yes	No
BBC & A/R Agings	Monthly within 20 days	Yes	No

Financial Covenant	Required		Actual Complies
Maintain:
Minimum Adjusted Quick Ratio (quarterly)	1.50:1.0 (begin 12/31/00)		1.5:1.0 Yes No

Maintain on a Quarterly Basis/Maximum Net Loss: ($* )			($ _________ ) Yes No

*(i)	$6,000,000.00 for the Borrower’s first fiscal quarter for 2001;
*(ii)	$5,000,000.00 for the Borrower’s second fiscal quarter for 2001;
*(iii)	$4,000,000.00 for the Borrower’s third fiscal quarter for 2001; and
*(iv)	$3,000,000.00 for the Borrower’s fourth fiscal quarter for 2001.

BANK USE ONLY

Received by: _____________________
AUTHORIZED SIGNER

Date: _________________________

Verified: ________________________
AUTHORIZED SIGNER

Date: ______________________
Compliance Status: Yes No

Comments Regarding Exceptions: See Attached, if any.

Sincerely,

_____________________________
SIGNATURE

_____________________________
TITLE

_____________________________
DATE